Form 10-Q
period 2021-06-30
Alpha Partners Technology Merger Corp.
filed 2021-09-10
CIK 1845550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40677

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1581691
(State or other jurisdiction of incorporation or or ganization)	(IRS Employer Identification No.)
Empire State Building, Suite 4215
New York, NY 10001
(Address of principal executive offices and zip code)
+1 (212)
906-4480
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each ex change on which registered
Class A ordinary shares included as part of the Units, par value $0.0001 per share	APTM	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	APTMW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant to acquire one Class A ordinary share	APTMU	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of September
8
, 2021, there were 29,115,000 of the registrant’s Class A ordinary shares, par value $0.
0
001 per share, and 7,187,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)

ASSETS
Current asset - cash	$500,000
Deferred offering costs	536,703

Total Assets	$1,036,703

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued offering costs	$372,065
Advance from anchor investor	500,000
Promissory note - related party	151,402

Total current liabilities	1,023,467
Warrant liability	2,036,458

Total Liabilities	3,059,925

Commitments (see Note 6)
Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding (1)	719
Additional paid-in capital	15,948
Accumulated deficit	(2,039,889)

Total Shareholder’s Deficit	(2,023,222)

Total Liabilities and Shareholder’s Deficit	$1,036,703

(1)
Includes up to 937,500
Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on August 5, 2021. On September 11, 2021, the remaining option will expire, and, as a result,
 125,000
Class B ordinary shares will be forfeited. (see Note 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	For the Period from February 5, 2021 (Inception) Through June 30, 2021
Formation costs	$—	$11,764

Loss from operations	—	(11,764)
Change in fair value of warrant liability	215,625	(814,583)
Loss on sale of warrants	—	(1,213,542)

Net income (loss)	$215,625	$(2,039,889)

Weighted average shares outstanding, basic and diluted (1)	6,250,000	6,250,000

Basic and diluted net income (loss) per ordinary share	$0.03	$(0.33)

(1)
Excludes up to 937,500
Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on August 5, 2021. On September 11, 2021, the remaining option will expire, and, as a result,
125,000
Class B ordinary shares will be forfeited (see Note 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount
Balance at February 5, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	7,187,500	719	15,948	—	16,667
Net loss	—	—	—	(2,255,514)	(2,255,514)

Balance at March 31, 2021	7,187,500	719	15,948	(2,255,514)	(2,238,847)
Net income	—	—	—	215,625	215,625

Balance at June 30, 2021	7,187,500	$719	$15,948	$(2,039,889)	$(2,023,222)

(1)
Includes up to 937,500
Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters partially exercised their over-allotment option on August 5, 2021. On September 11, 2021, the remaining option will expire, and, as a result,
125,000
Class B ordinary shares will be forfeited. (see Note 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,039,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	11,764
Change in fair value of warrant liability	814,583
Loss on sale of warrants	1,213,542

Net cash provided by (used in) operating activities	—

Cash Flows from Financing Activities:
Advance from anchor investor	500,681
Repayment of advance from anchor investor	(681)

Net cash provided by financing activities	500,000

Net Change in Cash	500,000
Cash - Beginning of period	—

Cash - End of period	$500,000

Non-cash investing and financing activities
Initial classification of warrant liability	$1,221,875

Deferred offering included in accrued offering costs	$372,065

Deferred offering costs included in promissory note—related party	$151,402

Deferred offering costs paid by an affiliate of the Sponsor in exchange for issuance of Founder Units	$13,236

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY
Alpha Partners Technology Merger Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on July 27, 2021. On July 30, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Alpha Partners Technology Merger Sponsor LLC (the “Sponsor”) and certain anchor investors (the “Anchor Investors”), generating gross proceeds of $8,000,000, which is described in Note 4.
The Company had granted the underwriters in the Initial Public Offering a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments, if any (see Note 6). On August 5, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,250,000 Units (the “Over-Allotment Units”), generating gross proceeds of $32,500,000.
Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 65,000 units (the “Over-Allotment Private Placement Units”) at a purchase price of $10.00 per unit in a private placement to the Sponsor, generating gross proceeds of $650,000.
Upon closing of the Initial Public Offering, the sale of the Private Placement Units, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Units, a total of $282,500,000 was placed in a trust account (the “Trust Account”) and was invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company will provide
the
 holders of
its
 outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Company’s Sponsor, officers and directors have agreed to waive (i) redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial
Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the Sponsor or officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering.
The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective partner company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 29, 2021, as well as the Company’s Current Reports on Form
8-K,
as filed with the SEC on July 30, 2021 and August 5, 2021. The interim results for the period from February 5, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $500,000 in cash as of June 30, 2021. The C ompany did not have any cash equivalents as of June 30, 2021.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480,
Distinguishing Liabilities from Equity
(“ASC 480”) and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding
.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Founder Warrants included in the Founder Units (as defined in Note 5) was estimated using a Black-Scholes Option Pricing Model (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC 740,
Income Taxes
(“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on February 5, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statement.
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). The Company has not considered the effect of the warrants included in the Founder Units to purchase 2,395,833 Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants into Class A ordinary shares is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Fair Value of Financial Instruments
The Company applies ASC Topic 820,
Fair Value Measurement
(“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
The carrying amounts reflected in the balance sheet for cash, deferred offering costs, accrued offering costs, promissory note—related party, and advance from anchor investor approximate fair value due to their short-term nature.
Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
See Note 9 for additional information on assets and liabilities measured at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (‘‘ASU’’)
No. 2020-06,
Debt —
D
ebt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (‘‘ASU
2020-06’’),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on February 5, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING
The registration statement for the Company’s Initial Public Offering was declared effective on July 27, 2021. On July 30, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant (“Public Warrant”) (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).
The Company had granted the underwriters in the Initial Public Offering a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments, if any (see Note 6). On August 5, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,250,000 Over-Allotment Units, generating gross proceeds of $32,500,000.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Anchor Investors purchased an aggregate of
800,000 units at a price of $10.00 per Private Placement Unit ($8,000,000 in the aggregate). Each Private Placement Unit consists of
one Class

A ordinary share (the “Private Placement Shares”) and
one-third
of one redeemable warrant (“the Private Placement Warrants”)
where each whole warrant is exercisable to purchase one Class A ordinary share at
an exercise
price of $11.50
per share. A portion of the proceeds from the Private Placement Units were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placem
e
nt Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
Simultaneously with the closing of the exercise of the over-allotment option (see Note 6), the Company consummated the sale of 65,000 Over-Allotment Private Placement Units at a purchase price of $10.00 per unit in a private placement to the Sponsor, generating gross proceeds of $650,000.
Advance from Anchor Investor
In connection with the private placement, a certain Anchor Investor advanced $500,681 to the Company to cover the purchase of Private Placement Units. In April 2021, the Company repaid $681 to the Anchor Investor. Upon the closing of the Initial Public Offering, the remaining advance of $500,000 was applied to the purchase of the Private Placement Units. As of June 30, 2021, there was $500,000 outstanding under the advance from the Anchor Investor.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On February 5, 2021, an affiliate of the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 founder units (“Founder Units”), which were subsequently transferred to the Sponsor. Each Founder Unit consists of one Class B ordinary share and one-third
of one warrant that has the same terms as the Private Placement Warrants (the “Founder Warrants”)
(2,395,833 Founder Warrants in the aggregate). The Class B ordinary shares included in the Founder Units (“Founder Shares”) include an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20%
of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). The Founder Warrants included in the Founder Units include an aggregate of up to
312,500
Founder Warrants subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.
The Company recognized a loss on the sale of the Founder Warrants of $1,213,542 in the Condensed Statement of Operations during the period from February 5, 2021 (inception) through June 30, 2021 as the initial fair value of the Founder Warrants was greater than the cash received on the sale of the Founder Warrants.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell (i) any of their Founder Units or Founder Shares until the earliest of
(A) one year after the completion of an initial Business Combination and (B) subsequent to an initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150
days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property and (ii) any of their Founder Warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of an initial Business Combination. Notwithstanding the foregoing, if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after an initial Business Combination, the Founder Units or Founder Shares will be released from the lock-up.
Promissory Note—Related Party
On February 5, 2021, the Company issued an unsecured promissory note to an affiliate of the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of
$300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, there was $151,402 outstanding under the Promissory Note. On August 6, 2021, the Company repaid the outstanding balance under the Promissory Note.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.
NOTE 6. COMMITMENTS
Registration and Shareholder Rights Agreement
The holders of the Founder Units, Private Placement Units, warrants underlying the Founder Units and Private Placement Units and units that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the warrants underlying the Founder Units and Private Placement Units and units issued upon conversion of the Working Capital Loans) have registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $32,500,000
. On September 11, 2021, the remaining option will expire.
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,650,000 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $9,887,500 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. WARRANTS
As of June 30, 2021, there were 2,395,833 Founder Warrants outstanding (including up to 312,500 Founder Warrants subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 6)).
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the satisfying the obligations described below with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an initial Business Combination, the Company will use the commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use the commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so appoint, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use the best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00
—Once the warrants become exercisable, the Company may call the warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which notice of the redemption is given to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like and certain issuances of Class A ordinary shares and equity linked securities).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares is available throughout the
30-day
redemption period. If and when the warrants become redeemable by the Company, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
—Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that during such 30 day period holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below) except as otherwise described below; provided, further, that if the warrants are not exercised on a cashless basis or otherwise during such
30
day period, the Company shall redeem such warrants for $0.10 per share; and

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like and certain issuances of Class A ordinary shares and equity linked securities) on the trading day before the Company sends the notice of redemption to the warrant holders.

The value of the Company’s Class A ordinary shares shall mean the volume weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the
10-trading
day period described above ends. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination, and (z) the volume-weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which the Company consummates an initial Business Combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
and $18.00 per share redemption trigger prices adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
The Private Placement Units (including the Private Placement Shares, the Private Placement Warrants and Class A ordinary shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Units are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company accounts for the 9,705,000 warrants issued in connection with the Initial Public Offering (including 9,416,667 Public Warrants and 288,333 Private Placement Warrants) and the 2,395,833 Founder Warrants in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The Founder Warrants and Private Placement Warrants are precluded from equity classification due to a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. The Public Warrants are precluded from equity classification due to a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 65% of the outstanding ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants.
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value at issuance. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units in the initial public offering equal to its fair value. The Private Placement Warrants were allocated a portion of the proceeds from the issuance of the Private Placement Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. SHAREHOLDER’S
DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preferred shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were no Class A ordinary shares issued or outstanding.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Class
 B ordinary shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 937,500 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20%
of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). On August 5, 2021, the underwriters partially exercised the over-allotment option and, on September 11, 2021, the remaining option will expire (see Note 6). As a result, 125,000 Class B ordinary shares will be forfeited if the underwriters do not exercise the remainder of the over-allotment option by September 10, 2021.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to an initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of an initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20%
of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Units issued to the Sponsor, members of the team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Liabilities
Warrant liability – Founder Warrants	$2,036,458	$—	$—	$2,036,458
The Company utilizes a Black-Scholes Option Pricing Model to value the Founder Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the period from February 5, 2021 (inception) through June 30, 2021.
The following table provides the significant inputs to the Black-Scholes Option Pricing Model for the fair value of the Founder Warrants:

	As of June 30, 2021	At February 5, 2021 (Initial Measurement)
Stock price	$9.65	$9.58
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	20.0%	25.0%
Risk-free rate	1.0%	0.6%
Dividend yield	—%	—%
Probability of successful Proposed Public Offering	80.0%	38.0%
Probability of completing a Business Combination	80.0%	80.0%
Fair value of warrants	$0.85	$0.51

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Warrant Liability
Initial measurement at February 5, 2021	$1,221,875
Change in fair value	1,030,208

Fair value as of March 31, 2021	2,252,083
Change in fair value	(215,625)

Fair value as of June 30, 2021 (un audited)	$2,036,458

The Company recognized a gain in connection with the change in the fair value of warrant liability of $215,625 in the Condensed Statement of Operations during the three months ended June 30, 2021. The Company recognized a loss in connection with the change in the fair value of warrant liability of $814,583 in the Condensed Statement of Operations during the period from February 5, 2021 (inception) through June 30, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements in relation to the Initial Public Offering (see Note 3), Private Placement (see Note 4), and Promissory Note (see Note 5), exercise of the underwriters’ over-allotment option (see Note 6), and forfeiture of Class B ordinary shares (see Note 8), the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements
.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alpha Partners Technology Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alpha Partners Technology Merger Sponsor LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on February 5, 2021 as a Cayman Island exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net income of $215,625, which resulted entirely from the change in fair value of warrant liability.

For the period from February 5, 2021 (inception) through June 30, 2021, we had a net loss of $2,039,889, which resulted from a loss on sale of warrants of $1,213,542, change in fair value of warrant liability of $814,583, and formation costs of $11,764.
Liquidity and Capital Resources
For the period from February 5, 2021 (inception) through June 30, 2021, net cash provided by operating activities was $0, which was due to our net loss of $2,039,889, offset by the payment of formation costs by an affiliate of our sponsor in exchange for the issuance of Class B ordinary shares of $11,764, the change in fair value of the warrant liability of $814,583 and a non-cash
loss on the sale of warrants of $1,213,542.
For the period from February 5, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $500,000, which was due to an advance from an anchor investor of $500,681, offset in part by the repayment of a portion of the advance from the anchor investor of $681.
As of June 30, 2021, we had $500,000 in our operating bank account.
On July 30, 2021, we consummated the Initial Public Offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consisted of one Class A ordinary share (the “Public Shares”), $0.0001 par value, and one-third
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Anchor Investors purchased an aggregate of 800,000 units at a price of $10.00 per unit (the “Private Placement Units”) ($8,000,000 in the aggregate). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-third of one redeemable warrant (“the Private Placement Warrants”) where each whole warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.
We had granted the underwriters in the Initial Public Offering a
45-day
option to purchase up to 3,750,000 additional units to cover over-allotments, if any. On August 5, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,250,000 units, generating gross proceeds of $32,500,000.
Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 65,000 units at a purchase price of $10.00 per unit in a private placement to our sponsor, generating gross proceeds of $650,000.
We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the prospective partner, make other acquisitions and pursue our growth strategies.

Subsequent to our Initial Public Offering and prior to the completion of our initial business combination, we will have available to us the $3.6 million of proceeds less amounts spent on formation and offering expenses held outside the trust account, as well as certain funds from loans from our sponsor, members of our management team or any of their affiliates. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.
We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to the completion of our initial business combination, other than funds available from loans from our sponsor, members of our management team or any of their affiliates. However, if our estimates of the costs of identifying a prospective partner business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the completion of our initial business combination. Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination company at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
We expect our primary liquidity requirements during that period to include approximately $155,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $75,000 for legal and accounting fees related to regulatory reporting obligations; $25,000 for miscellaneous expenses incurred during the search for an initial business combination prospective partner; $75,000 for continued listing fees; $700,000 for director & officer liability insurance premiums; and $100,000 will be used as a reserve for our liquidation. We will also reimburse our sponsor for office space, secretarial, research and administrative services provided to us, as well as other obligations of our sponsor, in the amount of up to $55,000 per month ($1,320,000 in the aggregate).
These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a prospective partner business or as a down payment or to fund a
“no-shop”
provision (a provision designed to keep prospective partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such prospective partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a prospective partner business, the amount that would be used as a down payment or to fund a
“no-shop”
provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective partner businesses.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
Contractual Obligations
Promissory Note—Related Party
On February 5, 2021, the Company issued an unsecured promissory note to an affiliate of the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, there was $151,402 outstanding under the Promissory Note. On August 6, 2021, the Company repaid the outstanding balance under the Promissory Note.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $32,500,000. On September 11, 2021, the remaining option will expire.
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,650,000 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $9,887,500 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies
:
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. The Company has not considered the effect of the warrants included in the Founder Units to purchase 2,395,833 Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants into Class A ordinary shares is contingent upon the occurrence of future events. As a result, diluted net Income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480,
Distinguishing Liabilities from Equity
(“ASC 480”) and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Founder Warrants included in the Founder Units was estimated using a Black-Scholes Option Pricing Model.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting that resulted in the restatement of our financial statements as of February 5, 2021 included in our final prospectus for our initial public offering as filed with the SEC on July 29, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s statement regarding SPAC accounting matters and management’s subsequent re-evaluation
of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of and for the period ended February 5, 2021.
Changes in Internal Control Over Financial Reporting
Other than the implementation of the material weakness remediation activities described herein, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 29, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Partners Technology Merger Corp.

Date: September 10, 2021	By:	/s/ Matthew R. Krna
Matthew R. Krna
Chief Executive Officer

Alpha Partners Technology Merger Corp.

Date: September 10, 2021	By:	/s/ Sean O’Brien
Sean O’Brien
Chief Financial Officer