Form 10-Q
period 2021-09-30
Alpha Partners Technology Merger Corp.
filed 2021-11-22
CIK 1845550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number
001-40677

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1581691
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Empire State Building, Suite 4215
New York, NY 10001
(Address of principal executive offices and zip code)
+1 (212)
906-4480
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the Units, par value $0.0001 per share	APTM	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	APTMW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant to acquire one Class A ordinary share	APTMU	The Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
18
, 2021, there were
29,115,000
 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and
7,062,500
 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2021	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021	2

	Condensed Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021	3

	Condensed Statement of Cash Flows for the period from February 5, 2021 (inception) through September 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	28

Item 4.	MINE SAFETY DISCLOSURES	28

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS	28

SIGNATURES		29

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets:
Cash	$2,367,778
Prepaid expenses	373,286

Total current assets	2,741,064
Prepaid insurance—noncurrent	278,322
Investments held in trust account	282,502,353

Total Assets	$285,521,739

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$43,639
Accrued expenses—related party	31,222
Accounts payable and other current liabilities	9,555

Total current liabilities	84,416
Warrant liabilities	8,085,916
Deferred underwriting fee payable	9,887,500

Total Liabilities	18,057,832

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 28,250,000 shares at $10.00 per share	282,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding (excluding 28,250,000 shares subject to possible redemption)	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706
Additional paid-in capital	—
Accumulated deficit	(15,036,886)

Total Shareholders’ Deficit	(15,036,093)

Total Liabilities and Shareholders’ Deficit	$285,521,739

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	For the Period from February 5, 2021 (Inception) Through September 30, 2021

Formation and operating costs	$280,068	$291,832

Loss from operations	(280,068)	(291,832)
Other income (expense):
Expensed offering costs	(521,414)	(521,414)
Interest and dividend income on investments held in Trust Accoun t	2,353	2,353
Change in fair value of warrant liabilities	3,812,458	2,997,875
Loss on sale of warrants	—	(1,213,542)

Net income	$3,013,329	$973,440

Basic and diluted weighted average shares outstanding, Class A ordinary shares	19,404,783	7,532,658
Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.07
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,744,565	6,441,983

Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance at February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	15,948	—	16,667
Net loss	—	—	—	—	—	(2,255,514)	(2,255,514)

Balance at March 31, 2021	—	—	7,187,500	719	15,948	(2,255,514)	(2,238,847)
Net income	—	—	—	—	—	215,625	215,625

Balance at June 30, 2021	—	—	7,187,500	719	15,948	(2,039,889)	(2,023,222)
Sale of private placement units, net of warrant liabilities and offering costs	865,000	87	—	—	8,352,955	—	8,353,042
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(8,368,903)	(16,056,173)	(24,425,076)
Forfeiture of Class B ordinary shares	—	—	(125,000)	(13)	—	13	—
Forfeiture of 41,667 Founder Warrants	—	—	—	—	—	45,834	45,834
Net income	—	—	—	—	—	3,013,329	3,013,329

Balance at September 30, 2021	865,000	$87	7,062,500	$706	$—	$(15,036,886)	$(15,036,093)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$973,440
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	11,764
Expensed offering costs	521,414
Interest and dividend income on investments held in Trust Account	(2,353)
Change in fair value of warrant liability	(2,997,875)
Loss on sale of warrants	1,213,542
Changes in operating assets and liabilities:
Prepaid expenses	(651,608)
Accrued expenses	43,639
Accrued expenses—related party	31,222
Accounts payable and other current liabilities	8,874

Net cash used in operating activities	(847,941)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(282,500,000)

Net cash used in investing activities	(282,500,000)

Cash Flows from Financing Activities:
Advance from anchor investor	501,362
Repayment of advance from anchor investor	(500,681)
Repayment of promissory note—related party	(178,167)
Proceeds from initial public offering, net of underwriter’s discount paid less reimbursement	278,019,000
Proceeds from sale of Private Placement Units	8,650,000
Payment of offering costs	(775,795)

Net cash provided by financing activities	285,715,719

Net Change in Cash	2,367,778
Cash—Beginning of period	—

Cash—End of period	$2,367,778

Non-cash investing and financing activities
Accretion of Class A ordinary shares subject to redemption to redemption value	$24,425,076

Deferred underwriting fee payable	$9,887,500

Offering costs paid through promissory note—related party	$178,167

Forfeiture of Founder Warrants	$45,834

Deferred offering costs paid by an affiliate of the Sponsor in exchange for issuance of Founder Units	$13,236

Forfeiture of Class B ordinary shares	$13

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on July 27, 2021. On July 30, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Alpha Partners Technology Merger Sponsor LLC (the “Sponsor”) and certain anchor investors (the “Anchor Investors”), generating gross proceeds of $8,000,000, which is described in Note 5.
The Company had granted the underwriters in the Initial Public Offering a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments, if any (see Note 7). On August 5, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,250,000 Units (the “Over-Allotment Units”), generating gross proceeds of $32,500,000.
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
6)
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Liquidity
As of September 30, 2021, the Company had $2,367,778 in cash held outside of the Trust Account and working capital of $2,656,648.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and
non-interest
bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity have been satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 6).
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
NOTE 2.
RESTATEMENT
OF PREVIOUSLY ISSUED FINANCIAL STATEMENT
In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480,
Distinguishing Liabilities from Equity
(“ASC 480”), subtopic 10, section S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated
its financial statements to classify all redeemable Public Shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
The reclassification of amounts from permanent equity to temporary equity result in non-cash
financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.
The following tables summarize the effect of the
restatement
on each financial statement line item as of the dates, and for the periods, indicated:

	July 30, 2021
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption	$228,167,490	$13,332,510	$241,500,000
Allocation of underwriter’s discounts, offering costs and deferred fees to Public Shares	—	(13,093,613)	(13,093,613)
Immediate accretion to redemption value	—	21,593,613	21,593,613

Total Class A ordinary shares subject to possible redemption	$228,167,490	$21,832,510	$250,000,000

Class A ordinary shares	$298	$(218)	$80
Additional paid-in capital	$7,980,601	$(7,980,601)	$—
Accumulated deficit	$(2,981,615)	$(13,851,691)	$(16,833,306)
Total shareholders’ equity (deficit)	$5,000,003	$(21,832,510)	$(16,832,507)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
as filed with the SEC on July 30, 2021 and August 5, 2021. The interim results for the period from February 5, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,367,778 in cash as of September 30, 2021. The Company did not have any cash equivalents as of September 30, 2021.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Investments Held in Trust Account
As of September 30, 2021, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815,
Derivatives and Hedging
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Public Warrants (as defined in Note 4) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 6) and Private Placement Warrants (as defined in Note 5) was estimated using a Black-Scholes Option Pricing Model (see Note 10).
Class A Ordinary Shares Subject to Possible Redemption
All of the 28,250,000
Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent partial exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.
Therefore, all Public Shares have been classified
outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

As of September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Allocated Fair Value of Proceeds	$272,895,000
Less:
Issuance costs allocated to Class A ordinary shares	(14,820,076)
Plus:
Accretion of carrying value to redemption value	24,425,076

Class A ordinary shares subject to possible redemption	$282,500,000

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $15,335,698 as a result of the Initial Public Offering (consisting of a $5,650,000 underwriting fee, $9,887,500 of deferred underwriting fees, and $967,198 of other offering costs netted against a reimbursement of $1,169,000). The Company recorded $14,820,076 of offering costs as a reduction of temporary equity in connection with the redeemable Class A ordinary shares included in the Units. The Company recorded $5,792 as an increase of additional paid-in
capital in connection with the net reimbursement allocated to the non-redeemable
Class A ordinary shares included in the Private Placement Units. The Company immediately expensed $521,414 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statement.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,059,166 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from February 5, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,236,117	$777,212	$524,707	$448,733

Denominator:
Basic and diluted weighted average shares outstanding	19,404,783	6,744,565	7,532,658	6,441,983
Basic and diluted net income per share	$0.12	$0.12	$0.07	$0.07
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
See Note 10 for additional information on assets and liabilities measured at fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (‘‘ASU’’)
No. 2020-06,
Debt — debt with Conversion and Other Options (Subtopic
470-20)
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
NOTE 4. INITIAL PUBLIC OFFERING
The registration statement for the Company’s Initial Public Offering was declared effective on July 27, 2021. On July 30, 2021, the Company completed its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).
The Company had granted the underwriters in the Initial Public Offering a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments, if any (see Note 7). On August 5, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,250,000 Over-Allotment Units, generating gross proceeds of $32,500,000.
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain anchor investors purchased an aggregate of 800,000 units at a price of $10.00 per Private Placement Unit ($8,000,000 in the aggregate). Each Private Placement Unit is exercisable to purchase one Class A ordinary share (the “Private Placement Shares”) and one-third
of one redeemable warrant (the “Private Placement Warrants”) at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
Simultaneously with the closing of the exercise of the over-allotment option (see Note 7), the Company consummated the sale of 65,000 Over-Allotment Private Placement Units at a purchase price of $10.00 per unit in a private placement to the Sponsor, generating gross proceeds of $650,000.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On February 5, 2021, an affiliate of the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 founder units (“Founder Units”), which were subsequently transferred to the Sponsor. Each Founder Unit consists of one Class B ordinary share and one-third
of one warrant that has the same terms as the Private Placement Warrants (the “Founder Warrants”) (2,395,833 Founder Warrants in the aggregate). The Class B ordinary shares included in the Founder Units (“Founder Shares”) included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares upon completion of the Initial Public Offering. The Founder Warrants included an aggregate of up to 312,500 Founder Warrants subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. On August 5, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units (see Note 7), leaving 125,000 Class B ordinary shares and 41,667 Founder Warrants subject to forfeiture. On September 11, 2021, the remaining option expired. As a result, 125,000 Class B ordinary shares and 41,667 Private Placement Warrants were forfeited (see Note 9).
The Company recognized a loss on the sale of the Founder Warrants of $1,213,542 in the Condensed Statement of Operations during the period from February 5, 2021 (inception) through September 30, 2021 as the initial fair value of the Founder Warrants was greater than the cash received on the sale of the Founder Warrants.
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
Promissory Note—Related Party
On February 5, 2021, the Company issued an unsecured promissory note to an affiliate of the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On August 6, 2021, the Company repaid the outstanding balance under the
Promissory Note of $178,167.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company incurred expenses of $110,000 under this agreement.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
NOTE 7. COMMITMENTS
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $32,500,000. On September 11, 2021, the remaining option expired. As a result, 125,000 Class B ordinary shares were forfeited (see Note 9).
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 8. WARRANTS
As of September 30, 2021, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding.
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination, and (z) the volume-weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which the Company consummates an initial Business Combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The Company accounts for the 9,705,000 warrants issued in connection with the Initial Public Offering (including 9,416,666 Public Warrants and 288,334 Private Placement Warrants) and the 2,354,166 Founder Warrants in accordance with the guidance contained in ASC
815-40.
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
NOTE 9. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 29,115,000 Class A ordinary shares issued and outstanding, including 28,250,000 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 7,062,500 Class B ordinary shares issued and outstanding.
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
basis, 20% of the sum

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

of (i) the total number of ordinary shares issued and outstanding upon completion of this offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$282,502,353	$282,502,353	$—	$—
Liabilities
Warrant liability – Founder Warrants	$2,589,583	$—	$—	$2,589,583
Warrant liability – Private Placement Warrants	$317,167	$—	$—	$317,167
Warrant liability – Public Warrants	$5,179,166	$5,179,166	$—	$—
The Company utilized a binomial/lattice model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The quoted price of the Public Warrants was $0.55 per warrant as of September 30, 2021.
The Company utilizes a Black-Scholes Option Pricing Model to value the Founder Warrants and Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following table provides the significant unobservable inputs used in the binomial/lattice model for the initial valuation the Public Warrants:

As of July 30, 2021 (Initial Measurement)
Stock price	$9.66
Strike price	$11.50
Term (in years)	5.5
Volatility	20.0%
Risk-free rate	0.8%
Dividend yield	—%
Probability of completing a Business Combination	80.0%
Fair value of warrants	$1.02
The following table provides the significant inputs to the Black-Scholes Option Pricing Model for the fair value of the Founder Warrants:

	As of February 5, 2021 (Initial Measurement)	As of September 30, 2021

Stock price	$9.58	$9.68
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	25.0%	20.0%
Risk-free rate	0.6%	1.1%
Dividend yield	—%	—%
Probability of successful Initial Public Offering	38.0%	100.0%
Probability of completing a Business Combination	80.0%	80.0%
Fair value of warrants	$0.51	$1.10
The following table provides the significant inputs to the Black-Scholes Option Pricing Model fair value of the Private Placement Warrants:

	As of July 30, 2021 (Initial Measurement)	As of September 30, 2021

Stock price	$9.66	$9.68
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	20.0%	20.0%
Risk-free rate	0.8%	1.1%
Dividend yield	—%	—%
Probability of completing a Business Combination	80.0%	80.0%
Fair value of warrants	$1.05	$1.10

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement of Founder Warrants at February 5, 2021	1,221,875
Change in fair value of Founder Warrants	1,030,208

Fair value as of March 31, 2021	2,252,083
Change in fair value of Founder Warrants	(215,625)

Fair value as of June 30, 2021	2,036,458
Initial measurement of Public Warrants and Private Placement Warrants at July 30, 2021	8,780,000
Initial measurement of over-allotment warrants	1,127,750
Change in fair value of Founder Warrants	479,167

Fair value as of July 30, 2021	12,423,375
Transfer of Public Warrants to Level 1 measurement	(5,179,166)
Forfeiture of Founder Warrants	(45,834)
Change in fair value of Public Warrants, Private Placement Warrants, and Founder Warrants	(4,291,625)

Fair value as of September 30, 2021	$2,906,750

The Company recognized gains in connection with the change in the fair value of warrant liabilities of $3,812,458 and $2,997,875 in the Condensed Statements of Operations during the three months ended September 30, 2021 and during the period from February 5, 2021 (inception) through September 30, 2021, respectively.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Overview
We are a blank check company incorporated on February 5, 2021 as a Cayman Island exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 5, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination.. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we recorded net income of $3,013,329, which resulted from a gain on fair value of warrant liability of $3,812,458 and interest and dividend income on investments held in the trust account in the amount of $2,353, partially offset by expensed offering costs of $521,414 and formation and operating costs of $280,068.
For the period from February 5, 2021 (inception) through September 30, 2021, we recorded net income of $973,440, which resulted from a gain on fair value of warrant liability of $2,997,875 and interest and dividend income on investments held in the trust account in the amount of $2,353, partially offset by a loss on sale of warrants of $1,213,542, expensed offering costs of $521,414, and formation costs of $291,832.
Liquidity and Capital Resources
For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in operating activities was $847,941, which was due to the change in fair value of the warrant liability of $2,997,875, changes in working capital of $567,873, and interest and dividend income on the investments held in the trust account of $2,353, partially offset by a non-cash
loss on the sale of warrants of $1,213,542, net income of $973,440, expensed offering costs added back to net income of $521,414, and the payment of formation costs by an affiliate of our sponsor in exchange for the issuance of Class B ordinary shares of $11,764.
For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in investing activities of $282,500,000 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the trust account.
For the period from February 5, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $285,715,719, which was due to proceeds from the initial public offering, net of underwriter’s discount paid less reimbursement of $278,019,000, proceeds from sale of Private Placement Units of $8,650,000 and an advance from an anchor investor of $501,362, offset in part by the payment of offering costs of $775,795, the repayment of a portion of the advance from the anchor investor of $500,681, and the repayment of the promissory note—related party of $178,167.
On July 30, 2021, we consummated the Initial Public Offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consisted of one Class A ordinary share (the “Public Shares”), $0.0001 par value, and one-third
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.
Simultaneously with the closing of the Initial Public Offering, the Sponsor and anchor investors purchased an aggregate of 800,000 units at a price of $10.00 per unit (the “Private Placement Units”) ($8,000,000 in the aggregate). Each Private Placement Unit is exercisable to purchase one Class A ordinary share (the “Private Placement Shares”) and one-third
of one redeemable warrant (the “Private Placement Warrants”) at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

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
As of September 30, 2021, we had cash of $2,367,778 held outside the trust account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.
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
We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $32,500,000. On September 11, 2021, the remaining option expired.
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
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,059,166 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.
Class A Ordinary Shares Subject to Possible Redemption
All of the 28,250,000 Class A ordinary shares sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”)
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.
Therefore, all Public Shares have been classified
outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a binomial/lattice model and the fair value of the Founder Warrants and Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
We determined that we had initially recorded our warrants as equity instruments instead of as liabilities in our financial statements as of and for the period ended February 5, 2021. We subsequently restated the financial statements as of and for the period ended February 5, 2021 within our final prospectus for our initial public offering as filed with the SEC on July 29, 2021. Within this Quarterly Report on Form 10-Q, we are reporting the restated balance sheet as of July 30, 2021 to correct for the classification of a portion of the Class A ordinary shares subject to possible redemption. We determined that the errors described above represented a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 30, 2021, we consummated the Initial Public Offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Each unit consisted of one Class A ordinary share (the “Public Shares”), $0.0001 par value, and one-third
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 800,000 units at a price of $10.00 per unit (the “Private Placement Units”) ($8,000,000 in the aggregate). Each Private Placement Unit is exercisable to purchase one Class A ordinary share (the “Private Placement Shares”) and one-third
of one redeemable warrant (the “Private Placement Warrants”) at a price of $11.50 per share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.
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

Alpha Partners Technology Merger Corp.

Date: November 22, 2021	By:	/s/ Matthew R. Krna
Matthew R. Krna
Chief Executive Officer

Alpha Partners Technology Merger Corp.

Date: November 22, 2021	By:	/s/ Sean O’Brien
Sean O’Brien
Chief Financial Officer