Form 10-Q
period 2022-03-31
Alpha Partners Technology Merger Corp.
filed 2022-05-16
CIK 1845550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
There were 29,115,000 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on May 13, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.

		Page
PART 1—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	24

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	25

Item 1A.	RISK FACTORS	25

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3.	DEFAULTS UPON SENIOR SECURITIES	26

Item 4.	MINE SAFETY DISCLOSURES	26

Item 5.	OTHER INFORMATION	26

Item 6.	EXHIBITS	27

SIGNATURES		28

i

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,740,087	$2,124,185
Prepaid expenses	382,127	340,290

Total current assets	2,122,214	2,464,475
Prepaid insurance—noncurrent	109,572	193,947
Investments held in Trust Account	282,536,651	282,508,321

Total Assets	$284,768,437	$285,166,743

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities :
Accounts payable	$45,568	$52,466
Accounts payable—related party	30,570	48,273
Accrued expenses and other current liabilities	315,020	92,515

Total current liabilities	391,158	193,254
Warrant liabilities	4,461,891	8,276,150
Deferred underwriting fee payable	9,887,500	9,887,500

Total Liabilities	14,740,549	18,356,904

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 28,250,000 shares at redemption value	282,536,651	282,508,321
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding (excluding 28,250,000 shares subject to possible redemption)	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Additional paid-in capital	—	—
Accumulated deficit	(12,509,556)	(15,699,275)

Total Shareholders’ Deficit	(12,508,763)	(15,698,482)

Total Liabilities and Shareholders’ Deficit	$284,768,437	$285,166,743

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 5, 2021 (inception) through March 31, 2021
Operating and formation costs	$624,540	$11,764

Loss from operations	(624,540)	(11,764)
Other income (expense):
Interest and dividend income on investments held in Trust Account	28,330	—
Change in fair value of warrant liabilities	3,814,259	(1,030,208)
Loss on sale of warrants	—	(1,213,542)

Net income (loss)	$3,218,049	$(2,255,514)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,115,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.09	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	6,250,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.09	$(0.36)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	865,000	87	7,062,500	706	—	(15,699,275)	(15,698,482)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2022	—	—	—	—	—	(28,330)	(28,330)
Net income	—	—	—	—	—	3,218,049	3,218,049

Balance as of March 31, 2022	865,000	$87	7,062,500	$706	$—	$(12,509,556)	$(12,508,763)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of February 5, 2021 (inception)	—	—	—	—	—	—	—
Issuance of Class B ordinary shares included in the Founder Units to an affiliate of the Sponsor (1)	—	—	7,187,500	719	15,948	—	16,667
Net loss	—	—	—	—	—	(2,255,514)	(2,255,514)

Balance as of March 31, 2021	—	$—	7,187,500	$719	$15,948	$(2,255,514)	$(2,238,847)

(1)
Included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter partially exercised their over-allotment option on August 5, 2021 and forfeited the remainder of the option; thus, 125,000 Founder Shares were forfeited by the Sponsor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 5, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,218,049	$(2,255,514)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(28,330)	—
Payment of formation costs through issuance of Class B ordinary shares	—	11,764
Change in fair value of warrant liability	(3,814,259)	1,030,208
Loss on sale of warrants	—	1,213,542
Changes in operating assets and liabilities:
Prepaid expenses	42,538	—
Accounts payable	(6,898)	—
Accounts payable—related party	(17,703)	—
Accrued expenses and other current liabilities	222,505	—

Net cash used in operating activities	(384,098)	—

Cash Flows from Financing Activities:
Advance from anchor investor	—	500,681

Net cash provided by financing activities	—	500,681

Net Change in Cash	(384,098)	500,681
Cash—Beginning of period	2,124,185	—

Cash—End of period	$1,740,087	$500,681

Non-cash investing and financing activities
Initial classification of warrant liability	$—	$1,221,875

Deferred offering costs included in accrued offering costs	$—	$309,250

Deferred offering costs included in promissory note—related party	$—	$123,996

Deferred offering costs paid by an affiliate of the Sponsor in exchange for issuance of Founder Units	$—	$13,236

Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2022	$28,330	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Upon closing of the Initial Public Offering, the sale of the Private Placement Units, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Units, a total of 282,500,000 was placed in a trust account (the “Trust Account”) and was invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
L
iquidity and Going Concern
As of March 31, 2022, the Company had $1,740,087 in cash held outside of the Trust Account and a working capital surplus of $1,731,056
, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements
.
The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5).
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15,
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective partner company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES
Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented
in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3) and Class A ordinary shares subject to redemption, and the quarterly valuation of the Private Placement Warrants (as defined in Note 4) required management to exercise significant judgement in its estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,740,087 and $2,124,185 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Investments Held in Trust Account

Trading securities are presented on the condensed balance sheets at fair value at the end of each
reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. At March 31, 2022 and December 31, 2021, the investments held in the Trust Account totaled
$
282,536,651 and
$
282,508,321, respectively.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9)..
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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Allocated Fair Value of Proceeds	$272,895,000
Less:
Issuance costs allocated to Class A ordinary shares	(14,937,225)
Plus:
Initial remeasurement of carrying value to redemption value	24,542,225
Remeasurement of carrying value to redemption value as of December 31, 2021	8,321

Class A ordinary shares subject to possible redemption as of December 31, 2021	282,508,321
Plus:
Remeasurement of carrying value to redemption value as of March 31, 2022	28,330

Class A ordinary shares subject to possible redemption as of March 31, 2022	$282,536,651

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A—
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the condensed balance sheet dates that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from February 5, 2021 (inception) through December 31, 2021, the Company incurred offering costs amounting to $16,641,377 as a result of the Initial Public Offering (consisting of $5,650,000 of underwriting fees, 9,887,500 of deferred underwriting fees, $136,679 of the costs connected to the over-allotment option, and $967,198 of other offering costs).
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes a
ccrued interest an
d penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the
Company’s unaudited condensed financial statements.

Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income (losses) shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), and Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares in the calculation of income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from February 5, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,589,828	$628,221	$—	$(2,255,514)

Denominator:
Basic and diluted weighted average shares outstanding	29,115,000	7,062,500	—	6,250,000
Basic and diluted net income (loss) per share	$0.09	$0.09	$—	$(0.36)
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
The carrying amounts reflected in the condensed balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain Anchor Investors purchased an aggregate of 800,000 Units at a price of $10.00 per Private Placement Unit ($8,000,000 in the aggregate). Each Private Placement Unit is exercisable to purchase one Class A ordinary share (the “Private Placement Shares”) and one-third
of one redeemable warrant (the “Private Placement Warrants”)) at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and the period from February 5, 2021 (inception) through March 31, 2021, the Company incurred expenses of $165,000 and $0 under this agreement, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to 1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Accounts Payable—Related Party
As of March 31, 2022 and December 31, 2021, $30,570 and $48,273, respectively, was payable by the Company to the Sponsor for services related to the search for an initial Business Combination target.

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
NOTE 7. WARRANTS
.
As of March 31, 2022 and December 31, 2021, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding.
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
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value at issuance. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units in the Initial Public Offering equal to its fair value. The Private Placement Warrants were allocated a portion of the proceeds from the issuance of the Private Placement Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 29,115,000 Class A ordinary shares issued and outstanding, including 28,250,000 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,062,500 Class B ordinary shares issued and outstanding.

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
The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of an initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one
.
NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$282,536,651	$282,536,651	$—	$—
Liabilities
Warrant liability – Founder Warrants	$871,041	$—	$—	$871,041
Warrant liability – Private Placement Warrants	$106,684	$—	$—	$106,684
Warrant liability – Public Warrants	$3,484,166	$3,484,166	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$282,508,321	$282,508,321	$—	$—
Liabilities
Warrant liability – Founder Warrants	$1,836,249	$—	$—	$1,836,249
Warrant liability – Private Placement	224,901	—	—	224,901
Warrant liability – Public Warrants	6,215,000	6,215,000	—	—
The Company utilized a binomial/lattice model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The quoted price of the Public Warrants was $0.37 and $0.66 per warrant as of March 31, 2022 and December 31, 2021, respectively.
The Company utilizes a Black-Scholes Option Pricing Model to value the Founder Warrants and Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded.
The following table provides the significant unobservable inputs used in the binomial/lattice model for the initial valuation the Public Warrants:

As of July 30, 2021 (Initial Measurement)
Stock price	$9.66
Strike price	$11.50
Term (in years)	5.5
Volatility	20.0%
Risk-free rate	0.8%
Dividend yield	—%
Probability of completing a Business Combination	80.0%
Fair value of warrants	$1.02
The following table provides the significant inputs to the Black-Scholes Option Pricing Model for the fair value of the Founder Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.69	$9.70
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	7.0%	15.0%
Risk-free rate	2.4%	1.3%
Dividend yield	—%	—%
Probability of completing a Business Combination	80.0%	80.0%
Fair value of warrants	$0.37	$0.78
The following table provides the significant inputs to the Black-Scholes Option Pricing Model fair value of the Private Placement Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.69	$9.70
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	7.0%	15.0%
Risk-free rate	2.4%	1.3%
Dividend yield	—%	—%
Probability of completing a Business Combination	80.0%	80.0%
Fair value of warrants	$0.37	$0.78

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of February 5, 2021 (inception)	$—
Initial measurement of Founder Warrants as of February 5, 2021	1,221,875
Initial measurement of Public Warrants and Private Placement Warrants as of July 30, 2021	8,780,000
Initial measurement of over-allotment warrants	1,127,750
Transfer of Public Warrants to Level 1 measurement	(5,179,166)
Forfeiture of Founder Warrants	(45,834)
Change in fair value of Public Warrants, Private Placement Warrants, and Founder Warrants	(3,843,475)

Fair value as of December 31, 2021	2,061,150
Change in fair value of Private Placement Warrants and Founder Warrants	(1,083,425)

Fair value as of March 31, 2022	$977,725

The Company recognized a gain in connection with the change in the fair value of warrant liabilities of $3,814,259 in the condensed statements of operations for the three months ended March 31, 2022. The Company recorded a loss in connection with the change in the fair value of warrant liabilities of $1,030,208 for the period from February 5, 2021 (inception) through March 31, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alpha Partners Technology Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alpha Partners Technology Merger Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
On July 30, 2021, we consummated our IPO of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $13.75 million, of which $8.75 million was for deferred underwriting commissions. We granted the underwriter a
45-day
option to purchase up to an additional 3,750,000 Units at the IPO price to cover over-allotments, if any. On August 3, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,250,000 Over-Allotment Units occurred on August 5, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $32.5 million.
Simultaneously with the closing of the IPO, we consummated the Private Placement of 800,000 units, at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $8.0 million. Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Sponsor of 65,000 Additional Private Placement Units, generating total proceeds of $650,000.

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
As of March 31, 2022 and December 31, 2021, we held cash of $1,740,087 and $2,124,185, respectively, current liabilities of $391,158 and $193,254, respectively, and deferred underwriting compensation of $9,887,500. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we recorded net income of $3,218,049, which resulted from a gain on fair value of warrant liability of $3,814,259 and interest and dividend income on investments held in the Trust Account in the amount of $28,330, partially offset by operating and formation costs of $624,540.

For the period from February 5, 2021 (inception) through March 31, 2021, we had a net loss of $2,255,514, which resulted from a loss on the sale of warrants of $1,213,542, a loss on the fair value of warrant liabilities of $1,030,208, and formation and operating costs of $11,764.
Liquidity and Capital Resources
For the three months ended March 31, 2022, net cash used in operating activities was $384,098, which was due to the change in fair value of the warrant liability of $3,814,259 and interest and dividend income on the investments held in the Trust Account of $28,330, partially offset by net income of $3,218,049 and changes in working capital of $240,442.
For the period from February 5, 2021 (inception) through March 31, 2021 net cash used in operating activities was $0 which resulted from a loss on the sale of warrants of $1,213,542, a loss on the fair value of warrant liabilities of $1,030,208, and the payment of formation costs through issuance of Class B ordinary shares of $11,764, fully offset by net loss of $2,255,514.
For the period from February 5, 2021 (inception) through March 31, 2021, net cash provided by financing activities was $500,681 which was fully due to an advance from an anchor investor.
As of March 31, 2022 and December 31, 2021, we had cash of $1,740,087 and $2,124,185 held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.
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
We have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. As such, we may have insufficient funds available to operate our business through one year from the date that these unaudited condensed financial statements are filed, if we do not complete a business combination prior to such date. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022 or December 31, 2021.
Contractual Obligations
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income (losses) shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, and warrants included in the founder units issued to our Sponsor to purchase an aggregate of 12,059,166 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants was estimated using a binomial/lattice model and the fair value of the Founder Warrants and Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model.
Recent Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable as we are a smaller reporting company.
Item 4. Controls and Procedures.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form
10-Q
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
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 31, 2022.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.
On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.
Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.
In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Partners Technology Merger Corp.

Date: May 16, 2022	By:	/s/ Matthew R. Krna
Matthew R. Krna
Chief Executive Officer

Alpha Partners Technology Merger Corp.

Date: May 16, 2022	By:	/s/ Sean O’Brien
Sean O’Brien
Chief Financial Officer