Form 10-Q
period 2022-09-30
Alpha Partners Technology Merger Corp.
filed 2022-11-09
CIK 1845550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
+1 (212)
906-4480
(Registrant’s telephone number, including area code)

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
There were 29,115,000 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on November
9
, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	29

Item 1A.	RISK FACTORS	29

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

Item 3.	DEFAULTS UPON SENIOR SECURITIES	30

Item 4.	MINE SAFETY DISCLOSURES	30

Item 5.	OTHER INFORMATION	30

Item 6.	EXHIBITS	31

SIGNATURES		3 2

1

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,004,079	$2,124,185
Prepaid expenses	293,197	340,290

Total current assets	1,297,276	2,464,475
Prepaid insurance - noncurrent	—	193,947
Investments held in Trust Account	284,193,259	282,508,321

Total Assets	$285,490,535	$285,166,743

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,601	$52,466
Accounts payable - related party	19,623	48,273
Accrued expenses and other current liabilities	654,916	92,515

Total current liabilities	697,140	193,254
Warrant liabilities	1,326,508	8,276,150
Deferred underwriting fee payable	9,887,500	9,887,500

Total Liabilities	11,911,148	18,356,904

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 28,250,000 shares at redemption value	284,193,258	282,508,321

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding (excluding 28,250,000 shares subject to possible redemption)	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Additional paid-in capital	—	—
Accumulated deficit	(10,614,664)	(15,699,275)

Total Shareholders’ Deficit	(10,613,871)	(15,698,482)

Total Liabilities and Shareholders’ Deficit	$285,490,535	$285,166,743

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the Period from February 5, 2021 (inception) through September 30, 2021
Operating and formation costs	$664,502	$280,068	$1,865,032	$291,832

Loss from operations	(664,502)	(280,068)	(1,865,032)	(291,832)
Other income (expense):
Expensed offering costs	—	(521,414)	—	(521,414)
Interest and dividend income on investments held in Trust Account	1,275,127	2,353	1,684,938	2,353
Change in fair value of warrant liabilities	(67,741)	3,812,458	6,949,642	2,997,875
Loss on sale of warrants	—	—	—	(1,213,542)

Net income	$542,884	$3,013,329	$6,769,548	$973,440

Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,115,000	19,404,783	29,115,000	7,532,658

Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.12	$0.19	$0.07

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	6,744,565	7,062,500	6,441,983

Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.12	$0.19	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	865,000	$87	7,062,500	$706	$—	$(15,699,275)	$(15,698,482)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2022	—	—	—	—	—	(28,330)	(28,330)
Net income	—	—	—	—	—	3,218,049	3,218,049

Balance as of March 31, 2022	865,000	87	7,062,500	706	—	(12,509,556)	(12,508,763)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2022	—	—	—	—	—	(381,481)	(381,481)
Net income	—	—	—	—	—	3,008,615	3,008,615

Balance as of June 30, 2022	865,000	87	7,062,500	706	—	(9,882,422)	(9,881,629)
Remeasurement of Class A ordinary shares to redemption amount as of September 30, 2022	—	—	—	—	—	(1,275,126)	(1,275,126)
Net income	—	—	—	—	—	542,884	542,884

Balance as of September 30, 2022	865,000	$87	7,062,500	$706	$—	$(10,614,664)	$(10,613,871)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares included in the Founder Units to an affiliate of the Sponsor (1)	—	—	7,187,500	719	15,948	—	16,667
Net loss	—	—	—	—	—	(2,255,514)	(2,255,514)

Balance at March 31, 2021	—	—	7,187,500	719	15,948	(2,255,514)	(2,238,847)
Net income	—	—	—	—	—	215,625	215,625

Balance as of June 30, 2021	—	—	7,187,500	719	15,948	(2,039,889)	(2,023,222)
Sale of private placement units, net of warrant liabilities and offering costs	865,000	87	—	—	8,352,955	—	8,353,042
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(8,368,903)	(16,056,173)	(24,425,076)
Forfeiture of Class B ordinary shares	—	—	(125,000)	(13)	—	13	—
Forfeiture of 41,667 Founder Warrants	—	—	—	—	—	45,834	45,834
Net income	—	—	—	—	—	3,013,329	3,013,329

Balance as of September 30, 2021	865,000	$87	7,062,500	$706	$—	$(15,036,886)	$(15,036,093)

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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period from February 5, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$6,769,548	$973,440
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,684,938)	(2,353)
Payment of formation costs through issuance of Class B ordinary shares	—	11,764
Expensed offering costs	—	521,414
Change in fair value of warrant liability	(6,949,642)	(2,997,875)
Loss on sale of warrants	—	1,213,542
Changes in operating assets and liabilities:
Prepaid expenses	241,040	(651,608)
Accounts payable	(29,865)	8,874
Accounts payable - related party	(28,650)	—
Accrued expenses and other current liabilities	562,401	43,639
Accrued expenses - related party	—	31,222

Net cash used in operating activities	(1,120,106)	(847,941)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(282,500,000)

Net cash used in investing activities	—	(282,500,000)

Cash Flows from Financing Activities:
Advance from anchor investor	—	501,362
Repayment of advance from anchor investor	—	(500,681)
Repayment of promissory note - related party	—	(178,167)
Proceeds from initial public offering, net of underwriter’s discount paid less reimbursement	—	278,019,000
Proceeds from sale of Private Placement Units	—	8,650,000
Payment of offering costs	—	(775,795)

Net cash provided by financing activities	—	285,715,719

Net Change in Cash	(1,120,106)	2,367,778
Cash - Beginning of period	2,124,185	—

Cash - End of period	$1,004,079	$2,367,778

Non-cash investing and financing activities
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$1,684,938	$24,425,076

Deferred underwriting fee payable	$—	$9,887,500

Offering costs paid through promissory note - related party	$—	$178,167

Forfeiture of Founder Warrants	$—	$45,834

Deferred offering costs paid by an affiliate of the Sponsor in exchange for issuance of Founder Units	$—	$13,236

Forfeiture of Class B ordinary shares	$—	$13

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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
Liquidity and Going Concern
As of September 30, 2022, the Company had $1,004,079 in cash held outside of the Trust Account and a working capital surplus of $600,136, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5).
The Company will have until July 30, 2023 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2023 there will be a mandatory liquidation and subsequent dissolution of the Company.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40

Presentation of Financial Statements - Going Concern
, management has determined the factors disclosed above and the July 30, 2023 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern
.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
SEPTEMBER 30, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,004,079 and $2,124,185 in cash as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.
Investments Held in Trust Account
Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying condensed statements of operations. At September 30, 2022 and December 31, 2021, the investments held in the Trust Account totaled $284,193,259 and $282,508,321, respectively.
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
SEPTEMBER 30, 2022

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
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Allocated Fair Value of Proceeds	$272,895,000
Less:
Issuance costs allocated to Class A ordinary shares	(14,937,225)
Plus:
Initial remeasurement of carrying value to redemption value	24,542,225
Remeasurement of carrying value to redemption value as of December 31, 2021	8,321

Class A ordinary shares subject to possible redemption as of December 31, 2021	282,508,321
Plus:
Remeasurement of carrying value to redemption value as of March 31, 2022	28,330
Remeasurement of carrying value to redemption value as of June 30, 2022	381,481
Remeasurement of carrying value to redemption value as of September 30, 2022	1,275,126

Class A ordinary shares subject to possible redemption as of September 30, 2022	$284,193,258

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC Topic 340, Other Assets and
Deferred
Costs and SEC Staff Accounting Bulletin Topic 5A—
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the condensed balance sheet dates that are related to the Initial Public Offering.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no
amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), and Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from February 5, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$436,903	$105,981	$2,236,117	$777,212	$5,448,010	$1,321,538	$524,707	$448,733

Denominator:
Basic and diluted weighted average shares outstanding	29,115,000	7,062,500	19,404,783	6,744,565	29,115,000	7,062,500	7,532,658	6,441,983
Basic and diluted net income per share	$0.02	$0.02	$0.12	$0.12	$0.19	$0.19	$0.07	$0.07
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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
Promissory Note - Related Party
On February 5, 2021, the Company issued an unsecured promissory note to an affiliate of the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. On August 6, 2021, the Company repaid the outstanding balance under the Promissory Note. The Company no longer has the ability to borrow under the Promissory Note.
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred expenses of $165,000 and $495,000, respectively. For the three months ended September 30, 2021 and the period from February 5, 2021 (inception) through September 30, 2021, the Company incurred expenses of $110,000 under this agreement.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to 1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Accounts Payable - Related Party
As of September 30, 2022 and December 31, 2021, $19,623 and $48,273, respectively, was payable by the Company to the Sponsor for services related to the search for an initial Business Combination target.
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
NOTE 7. WARRANTS
.
As of September 30, 2022 and December 31, 2021, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to satisfying the obligations described below with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 29,115,000 Class A ordinary shares issued and outstanding, including 28,250,000 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,062,500 Class B ordinary shares issued and outstanding.
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$284,193,259	$284,193,259	$—	$—
Liabilities
Warrant liability – Founder Warrants	$258,958	$—	$—	$258,958
Warrant liability – Private Placement Warrants	$31,717	$—	$—	$31,717
Warrant liability – Public Warrants	$1,035,833	$1,035,833	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$282,508,321	$282,508,321	$—	$—
Liabilities
Warrant liability – Founder Warrants	$1,836,249	$—	$—	$1,836,249
Warrant liability – Private Placement	224,901	—	—	224,901
Warrant liability – Public Warrants	6,215,000	6,215,000	—	—
The Company utilized a binomial/lattice model for the initial valuation of
the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The quoted price of the Public Warrants was $0.11 and $0.66 per warrant as of September 30, 2022 and December 31, 2021, respectively.
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table provides the significant unobservable inputs used in the binomial/lattice model for the initial valuation of
the Public Warrants:

As of July 30, 2021 (Initial Measurement)
Stock price	$9.66
Strike price	$11.50
Term (in years)	5.5
Volatility	20.0%
Risk-free rate	0.8%
Dividend yield	—%
Probability of completing a Business Combination	80.0%
Fair value of warrants	$1.02
The following table provides the significant inputs to the Black-Scholes Option Pricing Model for the fair value of the Founder Warrants:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.80	$9.70
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	1.0%	15.0%
Risk-free rate	4.0%	1.3%
Dividend yield	—%	—%
Probability of completing a Business Combination	50.0%	80.0%
Fair value of warrants	$0.11	$0.78
The following table provides the significant inputs to the Black-Scholes Option Pricing Model for the
fair value of the Private Placement Warrants:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.80	$9.70
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	1.0%	15.0%
Risk-free rate	4.0%	1.3%
Dividend yield	—%	—%
Probability of completing a Business Combination	50.0%	80.0%
Fair value of warrants	$0.11	$0.78

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of February 5, 2021 (inception)	$—
Initial measurement of Founder Warrants as of February 5, 2021	1,221,875
Initial measurement of Public Warrants and Private Placement Warrants as of July 30, 2021	8,780,000
Initial measurement of over-allotment warrants	1,127,750
Transfer of Public Warrants to Level 1 measurement	(5,179,166)
Forfeiture of Founder Warrants	(45,834)
Change in fair value of Public Warrants, Private Placement Warrants, and Founder Warrants	(3,843,475)

Fair value as of December 31, 2021	2,061,150
Change in fair value of Private Placement Warrants and Founder Warrants	(1,083,425)

Fair value as of March 31, 2022	977,725
Change in fair value of Private Placement Warrants and Founder Warrants	(660,625)

Fair value as of June 30, 2022	317,100
Change in fair value of Private Placement Warrants and Founder Warrants	(26,425)

Fair value as of September 30, 2022	$290,675

The Company recognized a loss in connection with the change in the fair value of warrant liabilities of $67,741 in the condensed statements of operations for the three months ended September 30, 2022. The Company recognized a gain in connection with the change in the fair value of warrant liabilities of $6,949,642 in the condensed statements of operations for the nine months ended September 30, 2022. The Company recorded a gain in connection with the change in the fair value of warrant liabilities of $3,812,458 and $2,997,875 for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, we held cash of $1,004,079 and $2,124,185, respectively, current liabilities of $697,140 and $193,254, respectively, and deferred underwriting compensation of $9,887,500. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2022, we recorded net income of $542,884, which resulted from a loss on fair value of warrant liability of $(67,741) and interest and dividend income on investments held in the Trust Account in the amount of $1,275,127, partially offset by operating and formation costs of $664,502.
For the three months ended September 30, 2021, we recorded net income of $3,013,329, which resulted from a gain on fair value of the warrant liability of $3,812,458 and interest and dividend income on investments held in the Trust Account in the amount of 2,353, partially offset by expensed offering costs of $521,414 and operating and formation costs of $280,068.
For the nine months ended September 30, 2022, we recorded net income of $6,769,548, which resulted from a gain on fair value of warrant liability of $6,949,642 and interest and dividend income on investments held in the Trust Account in the amount of $1,684,938, partially offset by operating and formation costs of $1,865,032.
For the period from February 5, 2021 (inception) through September 30, 2021, we recorded net income of $973,440, which resulted from a gain on the fair value of warrant liabilities of $2,997,875 and interest and dividend income on investments held in the Trust Account in the amount of $2,353, partially offset by a loss on the sale of warrants of $1,213,542, expensed offering costs of $521,414, and formation and operating costs of $291,832.
Liquidity and Capital Resources
For the nine months ended September 30, 2022, net cash used in operating activities was $1,120,106, which was due to the change in fair value of the warrant liability of $6,949,642 and interest and dividend income on the investments held in the Trust Account of $1,684,938, partially offset by net income of $6,769,548 and changes in working capital of $744,926.
For the period from February 5, 2021 (inception) through September 30, 2021 net cash used in operating activities was $847,941 which resulted from a gain on the fair value of warrant liabilities of $2,997,875, changes in working capital of $567,873, and interest and dividend income on the investments held in the Trust Account of $2,353, partially offset by a loss on the sale of warrants of $1,213,542, our net loss of $973,440, expensed offering costs of $521,414, and the payment of formation costs through issuance of Class B ordinary shares of $11,764.
There were no cash flows from investing activities for the nine months ended September 30, 2022.
For the period from February 5, 2021 (inception) through September 30, 2021, net cash used in investing activities of $282,500,000 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of warrants being deposited to the trust account.
There were no cash flows from financing activities for the nine months ended September 30, 2022.
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

As of September 30, 2022 and December 31, 2021, we had cash of $1,004,079 and $2,124,185, respectively, held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2022 or December 31, 2021.

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
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, and warrants included in the founder units issued to our Sponsor to purchase an aggregate of 12,059,166 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.
Class A Ordinary Shares Subject to Possible Redemption
All of the 28,250,000 Class A ordinary shares sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480,
Distinguishing Liabilities from Equity
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of September 30, 2022, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form
10-Q
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
PART II - OTHER INFORMATION

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

Alpha Partners Technology Merger Corp.

Date: November 9, 2022	By:	/s/ Matthew R. Krna
Matthew R. Krna
Chief Executive Officer

Alpha Partners Technology Merger Corp.

Date: November 9, 2022	By:	/s/ Sean O’Brien
Sean O’Brien
Chief Financial Officer