Form 10-K
period 2022-12-31
Alpha Partners Technology Merger Corp.
filed 2023-04-17
CIK 1845550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Class A ordinary shares held by non-affiliates
of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $283,871,250.
The registrant’s units began trading on Nasdaq Capital Market (“Nasdaq”) on July 28, 2021 and the registrant’s Class A ordinary shares, par value $0.0001, and warrants began trading on the Nasdaq on September 23, 2021.
There were 29,115,000 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on April 14, 2023.

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

Our sponsor is Alpha Partners Technology Merger Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (“IPO,” “Initial Public Offering” or the “public offering”) was declared effective on July 27, 2021. On July 30, 2021, we consummated our IPO of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $13.75 million, of which $8.75 million was for deferred underwriting commissions (see Note 4 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022). We granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the IPO price to cover over-allotments, if any. On August 3, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,250,000 Units (the “Over-Allotment Units”) occurred on August 5, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $32.5 million (the “Over-Allotment Proceeds”).

Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) of 800,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor and anchor investors, generating gross proceeds of $8.0 million (see Note 4 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022). Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Sponsor of 65,000 units (the “Additional Private Placement Units”), generating total proceeds of $650,000 (the “Private Placement Proceeds” and, together with the “Over-Allotment Unit Proceeds”, the “Proceeds”).

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within the Combination Period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $726,869 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the public offering and the sale of the private placement units, other than the funds held in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds held in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Competition

In identifying, evaluating and selecting a prospective partner business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger prospective partner businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a prospective partner business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain prospective partner businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at Empire State Building, 20 West 34th Street, Suite 4215, New York, NY 10001. The cost for our use of this space is included in the fee of up to $55,000 per month that we will pay to our sponsor for office space, administrative and support services, and other obligations of our sponsor. We consider our current office space adequate for our current operations.

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

Available Information

We maintain a website at www.aptmspac.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at Empire State Building, 20 West 34th Street, Suite 4215, New York, NY 10001 or by telephone at +1 (212) 906-4480.

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

As of December 31, 2022, the Company had $726,869 in cash held outside of the Trust Account and a working capital deficit of $347,748, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The Company will have until July 30, 2023 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2023 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements—Going Concern, management has determined the factors disclosed above and the July 30, 2023 Business Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our search for a business combination, and any prospective partner business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential prospective partner business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the prospective partner company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a prospective partner business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Finally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Our search for a business combination, and any prospective partner with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

We may not be able to consummate an initial business combination by July 30, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable prospective partner business and consummate an initial business combination by July 30, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding tax), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls annually in our Annual Reports on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a prospective partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 170,885,000 and 12,937,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after the public offering, there were no preference shares issued and outstanding.

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

We account for our warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because our warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each of the warrants as a liability at its fair value which will be estimated using an internal valuation model. The Company utilized a binomial/lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. As of December 31, 2022 the Founder Warrants, and Private Warrants are classified as level 2 due to the use of an observable market quote for a similar asset in an active market. The impact of changes in the fair value of our warrants on our earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential prospective partners may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a prospective partner business.

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

If (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the Market Value, respectively. This may make it more difficult for us to consummate an initial business combination with a prospective partner business.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and Class A ordinary shares and warrants are listed on the Nasdaq our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

We currently maintain our executive offices at Empire State Building, 20 West 34th Street, Suite 4215, New York, NY 10001. The cost for our use of this space is included in the fee of up to $55,000 per month that we pay to our sponsor for office space, administrative and support services, and other obligations of our sponsor. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on the Nasdaq under the symbols “APTMU,” “APTM” and “APTMW”, respectively.

Holders

As of December 31, 2022, there were fifteen holders of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and one holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Overview

We are a blank check company incorporated on February 5, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

As of December 31, 2022 and December 31, 2021, we held cash of $726,869 and $2,124,185, respectively, current liabilities of $1,268,564 and $193,254, respectively, and deferred underwriting compensation of $9,887,500. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we recorded net income of $9,055,597, which resulted from a gain on fair value of warrant liability of $7,793,783 and interest and dividend income on investments held in the Trust Account in the amount of $4,074,730, partially offset by operating and formation costs of $2,812,916.

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

Liquidity, Capital Resources and Going Concern

For the year ended December 31, 2022, net cash used in operating activities was $1,397,316, which was due to the change in fair value of the warrant liability of $7,793,783, and interest and dividend income on the investments held in the Trust Account of $4,074,730, partially offset by a net income of $9,055,597 and changes in working capital of $1,415,600.

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

There were no investing activities for the year ended December 31, 2022.

For the period from February 5, 2021 (inception) through December 31, 2021, net cash used in investing activities of $282,500,000 was the result of the amount of net proceeds from our IPO and the Private Placement being deposited to the Trust Account.

There were no financing activities for the year ended December 31, 2022.

For the period from February 5, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $285,727,483, which was due to proceeds from our IPO, net of underwriter’s discount paid, less reimbursement from the underwriters, of $278,019,000, proceeds from sale of Private Placement Units of $8,650,000, an advance from an anchor investor of $501,362, proceeds from a promissory note with an affiliate of our Sponsor of $178,167, and proceeds from the issuance of units (the “Founder Units”) to an affiliate of our Sponsor of $25,000, offset in part by the payment of offering costs of $967,198, the repayment of a portion of the advance from the anchor investor of $500,681, and the repayment of the promissory note with an affiliate of our Sponsor of $178,167.

As of December 31, 2022 and December 31, 2021, we had cash of $726,869 and $2,124,185 held outside the Trust Account, respectively. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.

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

We have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. As such, we may have insufficient funds available to operate our business through one year from the date that these financial statements are filed, if we do not complete a business combination prior to such date. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2022, the Company had $726,869 in cash held outside of the Trust Account and a working capital deficit of $347,748, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial business combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5).

The Company will have until July 30, 2023 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2023 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements—Going Concern, management has determined the factors disclosed above and the July 30, 2023 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 or December 31, 2021.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants and Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on February 5, 2021 (inception). Adoption of the ASU did not impact our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

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

We determined that we had initially recorded our warrants as equity instruments instead of as liabilities in our financial statements as of and for the period ended February 5, 2021. We subsequently restated the financial statements as of and for the period ended February 5, 2021 within our final prospectus for our initial public offering as filed with the SEC on July 29, 2021. In addition, we restated the balance sheet as of July 30, 2021 on Form 8-K/A, as filed with the SEC on January 20, 2022, to correct for the classification of a portion of the Class A ordinary shares subject to possible redemption and recognition of a liability in connection with the underwriters’ over-allotment option to purchase additional units. We determined the resulting deficiency in internal control over financial reporting to be a material weakness. In response to this material weakness, we implemented new procedures and controls, as described below in “Changes in Internal Control Over Financial Reporting”. As a result, we believe this material weakness has been remediated at December 31, 2022.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting at December 31, 2022 is effective, and has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

During 2021, our internal control over financial reporting did not result in the proper accounting treatment for complex financial instruments. Beginning with the issuance on July 30, 2021, our Public Shares were accounted for as equity within our balance sheet, and the underwriters’ over-allotment option to purchase additional units “Over-Allotment Options” were not recognized as a liability. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we concluded, that our redeemable Public Shares should be presented as temporary equity at redemption value with subsequent fair value remeasurement, and the Over-Allotment Options should be presented as liabilities. In response to this material weakness, we implemented new procedures and controls, including the engagement of accounting advisors to assist management in its review of the accounting for complex financial instruments. As a result, we believe this material weakness has been remediated.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Matt Krna	44	Chief Executive Officer
Sean O’Brien	53	Chief Financial Officer
Michael D. Ryan	55	Board Chair and Director
Steve Brotman	54	Director
Scott Grimes	60	Independent Director
John Rice	56	Independent Director
Marcie Vu	50	Independent Director
Tracy R. Wolstencroft	64	Independent Director

Matt Krna has served as our CEO since our inception in February 2021. Matt will lead, with Michael D. Ryan, our Partner outreach and evaluation activities. He is currently a Venture Partner at Alpha Partners and the founder and Managing Partner of Ladera Venture Partners. He has over 20 years of private equity and venture capital investment experience. Matt was most recently co-founder and Managing Partner of Princeville Global, a San Francisco and Hong Kong-based growth-stage fund focused on backing breakout-stage technology companies around the world. At Princeville, he helped raise over $450 million and led investments in and served on the boards of companies including Doctor on Demand, a leading telemedicine company, and Remitly, a provider of global remittance services. Before Princeville Global, Matt was a Partner at Princeville Global’s predecessor fund SoftBank Princeville, a $250 million growth-stage technology investment fund affiliated with SoftBank Group. There he was involved in investments including BigCommerce (Nasdaq: BIGC), Criteo (Nasdaq: CRTO), Fitbit (NYSE: FIT; acquired by Google for $2.1 billion), Kabbage (acquired by American Express for $850 million), Kony (acquired by Temenos), and others. During his tenure at SoftBank Princeville, Matt was also an active advisor to SoftBank Group, Alibaba Group, and YAHOO! Japan and was a member of Sprint Corp.’s venture advisory board. Prior to SoftBank Princeville, Matt held investment roles at Investor AB and Canaan Partners, and was an investment banker at Credit Suisse and Donaldson, Lufkin & Jenrette. From 2014 to 2019, Matt also served as a member of the Board of Directors of IgnitionOne, Inc., a software company focusing on cloud-based digital marketing technology. Matt graduated Harvard University in three years with a cum laude AB degree in history; he was also a member of the varsity swim team. Matt will serve the Company in a full-time capacity. We believe Matt’s experience as a Venture Partner at Alpha Partners and the founder and Managing Partner of Ladera Venture Partners makes him well qualified to serve as CEO.

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

John Rice has been a member of our Board of Directors since our initial public offering. He is the Founder and CEO of Management Leadership for Tomorrow (MLT), a national non-profit organization that fights racial and economic disparities by empowering a new generation of diverse leaders. MLT has partnerships with many of the leading companies in the technology sector and elsewhere and John personally advises many CEOs on how to attract, develop and retain diverse talent. Building on more than 15 years of experience and deep partnerships in developing and implementing diversity, equity and inclusion strategies, MLT launched the MLT Black Equity at Work Certification, a first-of-its-kind, clear standard and roadmap for companies. Prior to MLT, John was an executive with the National Basketball Association, and with the Walt Disney Company in new business development and marketing. John serves on the boards of Opendoor Technologies Inc. (Nasdaq: OPEN) and Walker & Dunlop (NYSE: WD). John received his BA from Yale University and his MBA from Harvard Business School. We believe John’s experience as the Founder and CEO of MLT makes him well qualified to serve as a director.

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

Tracy R. Wolstencroft has been a member of our Board of Directors since our initial public offering. He is the former President and CEO, and subsequently Board Chair, of Heidrick & Struggles (Nasdaq: HSII). Previously, Tracy was a longstanding Partner of Goldman Sachs where he led a broad range of the firm’s investment banking business around the world including in the United States, Asia, and Latin America. During a 25-year career, he was a member of the firm-wide partnership committee and the investment banking operating committee. Formerly a trustee of the National Geographic Society, he previously served as President and CEO during the transition to the Walt Disney Company as the Society’s new joint venture partner for its commercial media business. Tracy has a BA in mathematics from Bowdoin College. We believe Tracy’s experience as the former President and CEO, and subsequently Board Chair, of Heidrick & Struggles makes him well qualified to serve as a director.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. We have four “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that Scott Grimes, John Rice, Marcie Vu and Tracy R. Wolstencroft are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Marcie Vu, Scott Grimes and John Rice serve as members of our audit committee. Our board of directors has determined that each of Marcie Vu, Scott Grimes and John Rice are independent under the Nasdaq listing standards and applicable SEC rules. Marcie Vu serves as the chairwoman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Scott Grimes qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 14, 2023, by:

•	each person known by us to be a beneficial owner of more than 5% of our issued and ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

The following table is based on 36,177,500 ordinary shares outstanding at April 14, 2023, of which 29,115,000 were Class A ordinary shares and 7,062,500 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Ordinary Shares
Alpha Partners Technology Merger Sponsor LLC (1)(2)	7,727,500	(3)(4)	21.36%
Matthew Krna(1)(5)	—		—
Sean O’Brien(1)(5)	—		—
Michael D. Ryan(1)(5)	—		—
Steve Brotman(1)(5)	—		—
Scott Grimes(1)(5)	—		—
John Rice(1)(5)	—		—
Marcie Vu(1)(5)	—		—
Tracy R. Wolstencroft(1)(5)	—		—
All officers and directors as a group(1)(5)	—		—
Polar Asset Management Partners Inc. (6)	2,475,000		6.84%
Millennium Management LLC(7)	2,475,000		6.84%
Magnetar Financial LLC and affiliated funds(8)	1,975,638		5.46%

*	Less than one percent
(1)	The business address of each of the following entities and individuals is c/o Empire State Building, 20 West 34th Street, Suite 4215, New York, NY 10001.
(2)

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

(3)

Interests shown consist solely of founder shares, classified as Class B ordinary shares, together with the Class A ordinary shares underlying the private placement units. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders.

(4)	Does not include the 200,000 Class B ordinary shares underlying the private placement units purchased by the anchor investors in connection with the closing of the public offering.
(5)	Does not include any shares indirectly owned by this individual as a result of his or her indirect ownership interest in our sponsor.
(6)

Based on a Schedule 13G filed by Polar Asset Management Partners Inc. on February 7, 2022. Represents shares held by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares directly held by PMSMF. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)

Based on a Schedule 13G/A filed by Integrated Core Strategies (US) LLC, ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (together, the “Reporting Persons”) on February 6, 2023. Integrated Core Strategies (US) LLC may be deemed to have beneficial ownership of 1,725,000 Class A ordinary shares. ICS Opportunities II LLC may be deemed to have beneficial ownership of 0 Class A ordinary shares. ICS Opportunities, Ltd. may be deemed to have beneficial ownership of 750,000 Class A ordinary shares. Millennium International Management LP may be deemed to have beneficial ownership of 750,000 Class A ordinary shares. Millennium Management LLC, Millennium Group Management LLC and Mr. Englander may be deemed to have beneficial ownership of 2,475,000 Class A ordinary shares. The address of the principal business office of each Reporting Person is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(8)

Based on a Schedule 13G/A filed by Magnetar Constellation Fund II, Ltd. on February 2, 2023. As of December 31, 2022, each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and David J. Snyderman held 1,975,638 Class A ordinary shares. The amount consists of (i) 204,753 Class A ordinary shares held for the account of Constellation Fund II, Ltd; (ii) 640,323 Class A ordinary shares held for the account of Constellation Master Fund, Ltd; (iii) 71,239 Class A ordinary shares held for the account of Magnetar Systematic Multi-Strategy Master Fund Ltd; (iv) 42,999 Shares held for the account of Magnetar Capital Master Fund Ltd; (v) 204,753 Class A ordinary shares held for the account of Magnetar Lake Credit Fund LLC; (vi) 253,152 Class A ordinary shares held for the account of Magnetar Xing He Master Fund Ltd; (vii) 115,407 Class A ordinary shares held for the account of Purpose Alternative Credit Fund LLC; (viii) 163,803 Class A ordinary shares held for the account of Magnetar SC Fund Ltd; (xiv) 238,259 Class A ordinary shares held for the account of Magnetar Structured Credit Fund, LP; and (xv) 40,950 Class A ordinary shares held for the account of Purpose Alternative Credit Fund - T LLC (collectively, the “Magnetar Funds”). Magnetar Financial LLC serves as the investment advisor to the Magnetar Funds, and as such, it exercises voting and investment power over the Class A ordinary shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial LLC, Supernova Management LLC is the general partner of Magnetar Capital Partners LP, and David J. Snyderman is the manager of Supernova Management LLC. The address of the principal business office of each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Administrative Support Agreement

We entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of our Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, we will cease paying these monthly fees. For the period from February 5, 2021 (inception) through December 31, 2022, we incurred expenses of $660,000 under this agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2022, there were no Working Capital Loans outstanding.

Accounts Payable – Related Party

Reimbursements - Related Party For the years ended December 31, 2022 and 2021, the Company paid $95,865 and $62,209, respectively, to the Sponsor as reimbursements for operating costs of the Company paid for by the Sponsor.

As of December 31, 2022, $15,377 was payable by us to our Sponsor and various related parties for services related to the search for an initial Business Combination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2022 and from February 5, 2021 (inception) through December 31, 2021 totaled approximately $150,000 and $117,000, respectively. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2022.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021.

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (333-253221), filed with the SEC on March 12, 2021.

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File 333-253221), filed with the SEC on March 12, 2021.

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File 333-253221), filed with the SEC on March 12, 2021.

4.4	Warrant Agreement, dated July 27, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021.

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40677), filed with the SEC on March 31, 2022.

10.1	A Letter Agreement, dated July 27, 2021, among the Company and its officers, certain of its directors and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021.

10.2	Investment Management Trust Agreement, dated July 27, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021.

10.3	Registration Rights and Shareholder Agreement, dated July 27, 2021, between the Company and certain security holders (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021.

10.4	Administrative Services Agreement, dated July 27, 2021, between the Company and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021.

10.5	Private Placement Units Purchase Agreement, dated July 27, 2021, between the Company and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021.

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File 333-253221), filed with the SEC on March 12. 2021.

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Partners Technology Merger Corp.

Date: April 17, 2023	By:	/s/ Matthew R. Krna
Matthew R. Krna
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Matthew R. Krna Matthew R. Krna	Chief Executive Officer and Director	April 17, 2023

/s/ Sean O’Brien Sean O’Brien	Chief Financial Officer	April 17, 2023

/s/ Michael D. Ryan Michael D. Ryan	Board Chair and Director	April 17, 2023

/s/ Steve Brotman Steve Brotman	Director	April 17, 2023

/s/ Scott Grimes Scott Grimes	Director	April 17, 2023

/s/ John Rice John Rice	Director	April 17, 2023

/s/ Marcie Vu Marcie Vu	Director	April 17, 2023

/s/ Tracy R. Wolstencroft Tracy R. Wolstencroft	Director	April 17, 2023

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Alpha Partners Technology Merger Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Alpha Partners Technology Merger Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. If a Business Combination is not consummated by July 30, 2023 there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
April 17, 2023

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$726,869	$2,124,185
Prepaid expenses	193,947	340,290

Total current assets	920,816	2,464,475
Prepaid insurance—noncurrent	—	$193,947
Investments held in Trust Account	286,583,051	282,508,321

Total Assets	$287,503,867	$285,166,743

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$38,866	$52,466
Accounts payable—related party	15,377	48,273
Accrued expenses and other current liabilities	1,214,321	92,515

Total current liabilities	1,268,564	193,254
Warrant liabilities	482,367	8,276,150
Deferred underwriting fee payable	9,887,500	9,887,500

Total Liabilities	11,638,431	18,356,904

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 28,250,000 shares at redemption value of $10.14 and $10.00 per share at December 31, 2022 and 2021, respectively	286,583,051	282,508,321
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding (excluding 28,250,000 shares subject to possible redemption)	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Additional paid-in capital	—	—
Accumulated deficit	(10,718,408)	(15,699,275)

Total Shareholders’ Deficit	(10,717,615)	(15,698,482)

Total Liabilities and Shareholders’ Deficit	$287,503,867	$285,166,743

The accompanying notes are an integral part of the financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from February 5, 2021 (inception) Through December 31, 2021
Operating and formation costs	$2,812,916	$761,634

Loss from operations	(2,812,916)	(761,634)
Other income (expense):
Expensed offering costs	—	(540,944)
Interest and dividend income on investments held in Trust Account	4,074,730	8,321
Change in fair value of warrant liabilities	7,793,783	2,807,641
Change in fair value of over-allotment option liability	—	69,334
Gain on expiration of over-allotment option liability	—	67,345
Loss on sale of warrants	—	(1,213,542)
Gain on forfeiture of Founder Warrants	—	45,834

Net income	$9,055,597	$482,355

Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,115,000	13,567,842
Basic and diluted net income per share, Class A ordinary shares	$0.25	$0.02
Basic weighted average shares outstanding, Class B ordinary shares	7,062,500	6,615,502
Basic net income per share, Class B ordinary shares	$0.25	$0.02
Diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	6,704,407
Diluted net income per share, Class B ordinary shares	$0.25	$0.02

The accompanying notes are an integral part of the financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of February 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	7,187,500	719	15,948	—	16,667
Sale of Private Placement Units, net of warrant liabilities and offering costs	865,000	87	—	—	8,352,955	—	8,353,042
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(8,368,903)	(16,173,322)	(24,542,225)
Forfeiture of Class B ordinary shares	—	—	(125,000)	(13)	—	13	—
Remeasurement of Class A ordinary shares to redemption amount as of December 31, 2021	—	—	—	—	—	(8,321)	(8,321)
Net income	—	—	—	—	—	482,355	482,355

Balance as of December 31, 2021	865,000	$87	7,062,500	$706	$—	$(15,699,275)	$(15,698,482)

Remeasurement of Class A ordinary shares to redemption amount as of December 31, 2022	—	—	—	—	—	(4,074,730)	(4,074,730)
Net income	—	—	—	—	—	9,055,597	9,055,597

Balance as of December 31, 2022	865,000	$87	7,062,500	$706	$—	$(10,718,408)	$(10,717,615)

The accompanying notes are an integral part of the financial statements.
F-
5

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities:	For the Year Ended December 31, 2022	For the Period from February 5, 2021 (inception) Through December 31, 2021
Net income	$9,055,597	$482,355
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	540,944
Interest and dividend income on investments held in Trust Account	(4,074,730)	(8,321)
Change in fair value of warrant liabilities	(7,793,783)	(2,807,641)
Change in fair value of over-allotment option liability	—	(69,334)
Gain on expiration of over-allotment option liability	—	(67,345)
Loss on sale of warrants	—	1,213,542
Gain on forfeiture of Founder Warrants	—	(45,834)
Changes in operating assets and liabilities:
Prepaid expenses	340,290	(534,237)
Accounts payable	(13,600)	51,785
Accounts payable—related party	(32,896)	48,273
Accrued expenses and other current liabilities	1,121,806	92,515

Net cash used in operating activities	(1,397,316)	(1,103,298)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(282,500,000)

Net cash used in investing activities	—	(282,500,000)

Cash Flows from Financing Activities:
Advance from anchor investor	—	501,362
Repayment of advance from anchor investor	—	(500,681)
Proceeds from Promissory Note—related party	—	178,167
Repayment of Promissory Note—related party	—	(178,167)
Proceeds from Initial Public Offering, net of underwriter’s discount paid less reimbursement	—	278,019,000
Proceeds from sale of Private Placement Units	—	8,650,000
Proceeds from sale of Founder Units	—	25,000
Payment of offering costs	—	(967,198)

Net cash provided by financing activities	—	285,727,483

Net Change in Cash	(1,397,316)	2,124,185
Cash—Beginning of period	2,124,185	—

Cash—End of period	$726,869	$2,124,185

Non-cash investing and financing activities
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$4,074,730	$24,550,546

Deferred underwriting fee payable	$—	$9,887,500

Forfeiture of Class B ordinary shares	$—	$13

The accompanying notes are an integral part of the financial statements.
F-
6

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

F-
7

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

F-
8

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
Liquidity and Going Concern
As of December 31, 2022, the Company had $726,869 in cash held outside of the Trust Account and a working capital deficit of $347,748, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5).
The Company will have until July 30, 2023 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2023 there will be a mandatory liquidation and subsequent dissolution of the Company.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic
205-40
Presentation of Financial Statements—Going Concern, management has determined the factors disclosed above and the July 30, 2023 Business Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

F-
9

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

F-1
0

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $726,869 and $2,124,185 in cash as of December 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021, respectively.
Investments Held in Trust Account
Investments Held in Trust Account are classified as trading securities which are presented on the balance sheets at fair value at the end of each reporting period. The Company had no portion of trading gains and losses for the years ended December 31, 2022 and 2021 that relates to trading securities still held at the reporting dates
Warrant Liabilities
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

F-1
1

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Allocated Fair Value of Proceeds	$272,895,000
Less:
Issuance costs allocated to Class A ordinary shares	(14,937,225)
Plus:
Initial remeasurement of carrying value to redemption value	24,542,225
Remeasurement of carrying value to redemption value as of December 31, 2021	8,321

Class A ordinary shares subject to possible redemption of December 31, 2021	282,508,321

Plus:
Remeasurement of carrying value to redemption value as of December 31, 2022	4,074,730

Class A ordinary shares subject to possible redemption of December 31, 2022	$286,583,051

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering.
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

F-1
2

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), and Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares in the calculation of net income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

F-1
3

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the year ended December 31, 2022		For the Period from February 5, 2021 (inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Net income—Basic	7,287,781	1,767,816	324,253	158,102
Effect of dilutive securities:
Class B ordinary shares subject to forfeiture	—	—	(1,422)	1,422
Net income – Diluted	7,287,781	1,767,816	322,831	159,524
Denominator:
Weighted average shares outstanding – Basic	29,115,000	7,062,500	13,567,842	6,615,502
Effect of dilutive securities:
Class B ordinary shares subject to forfeiture	—	—	—	88,905
Weighted average shares outstanding – Diluted	29,115,000	7,062,500	13,567,842	6,704,407

Basic net income per ordinary share	$0.25	$0.25	$0.02	$0.02

Diluted net income per ordinary share	$0.25	$0.25	$0.02	$0.02

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

F-1
4

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
one-third
of one warrant

F-1
5

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(the “Founder Warrants”) that has the same terms as the Private Placement Warrants (2,395,833 Founder Warrants in the aggregate). The Class B ordinary shares included in the Founder Units (“Founder Shares”) included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares upon completion of the Initial Public Offering. The proceeds from the Founder Units were bifurcated between the Class B ordinary shares and the Founder Warrants. The excess fair value of the Founder Warrants was calculated as the difference between the initial fair value of the Founder Warrants of $1,221,875, and the bifurcated proceeds from the Founder Warrants of $8,333, for a difference of $1,213,542; such amount was recognized in the Company’s statement of operations as Loss on sale of warrants for the period from February 5, 2021 (inception) through December 31, 2021. The Founder Warrants included an aggregate of up to 312,500 Founder Warrants subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. On August 5, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units (see Note 6), leaving 125,000 Class B ordinary shares and 41,667 Founder Warrants subject to forfeiture. On September 11, 2021, the remaining option expired. As a result, 125,000 Class B ordinary shares and 41,667 Founder Warrants were forfeited (see Note 8).
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
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, the Company incurred expenses of $660,000 and $275,000, respectively, under this agreement.

F-1
6

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Reimbursements—Related Party
For the years ended December 31, 2022 and 2021, the Company paid $95,865 and $62,209, respectively, to the Sponsor as reimbursements for operating costs of the Company paid for by the Sponsor.
Accounts Payable—Related Party
As of December 31, 2022 and December 31, 2021, $15,377 and $48,273
, respectively was payable by the Company to the Sponsor and other related parties for services related to the search for an initial Business Combination.
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
NOTE 7. WARRANTS
As of December 31, 2022 and December 31, 2021, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

F-1
7

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

F-1
8

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
If (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than

$
9.20

per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more tha
n
60
%
 of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume-weighted average trading price of our Class A ordinary shares during th
e
20
trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below

$
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal t
o
115
% of the Market Value, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal t
o

% and

% of the Market Value, respectively. This may make it more difficult for us to consummate an initial business combination with a prospective partner business.
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

F-
19

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value at issuance. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units in the Initial Public Offering equal to its fair value. The Private Placement Warrants were allocated a portion of the proceeds from the issuance of the Private Placement Units equal to its fair value. The warrant liabilities are subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference
shares
with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 29,115,000 Class A ordinary shares issued and outstanding, including 28,250,000 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 7,062,500 Class B ordinary shares issued and outstanding.
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

F-2
0

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured
at fair
value
on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$286,583,051	$286,583,051	$—	$—
Liabilities
Warrant liability – Founder Warrants	$94,167	$—	$94,167	$—
Warrant liability – Private Placement Warrants	$11,533	$—	$11,533	$—
Warrant liability – Public Warrants	$376,667	$376,667	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$282,508,321	$282,508,321	$—	$—
Liabilities
Warrant liability – Founder Warrants	$1,836,249	$—	$—	$1,836,249
Warrant liability – Private Placement Warrants	$224,901	$—	$—	$224,901
Warrant liability – Public Warrants	$6,215,000	$6,215,000	$—	$—
The cost basis of the Money Market investments held in the Trust Account was identical to the fair value as of December 31, 2022 and 2021.
The Company utilized a binomial/lattice model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The quoted price of the Public Warrants as of December 31, 2022 and December 31, 2021 was $0.04 and $0.66 per warrant, respectively.
In prior periods, Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-

F-2
1

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.04 and $0.78 per warrant as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Founder Warrants, and Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset in an active market.
The following table provides the significant unobservable inputs used in the binomial/lattice model for the initial valuation the Public Warrants:

As of July 30, 2021 (Initial Measurement)
Stock price	$9.66
Strike price	$11.50
Term (in years)	5.5
Volatility	20.0%
Risk-free rate	0.8%
Dividend yield	—%
Probability of completing a Business Combination	80.0%
Fair value of warrants	$1.02
The following table provides the significant inputs to the Black-Scholes Option Pricing Model for the fair value of the Founder Warrants:

	As of December 31, 2021	As of February 5, 2021 (Initial Measurement
Stock price	$9.70	$9.58
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	15.0%	25.0%
Risk-free rate	1.3%	0.6%
Dividend yield	—%	—%
Probability of successful Initial Public Offering	100.0%	38.0%
Probability of completing a Business Combination	80.0%	80.0%
Fair value of warrants	$0.78	$0.51

F-2
2

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of February 5, 2021 (inception)	$—
Initial measurement of Founder Warrants as of February 5, 2021	1,221,875
Initial measurement of Public Warrants and Private Placement Warrants as of July 30, 2021	8,780,000
Initial measurement of over-allotment warrants	1,127,750
Transfer of Public Warrants to Level 1 measurement	(5,179,166)
Forfeiture of Founder Warrants	(45,834)
Change in fair value of Public Warrants, Private Placement Warrants, and Founder Warrants	(3,843,475)

Fair value as of December 31, 2021	2,061,150
Change in fair value of Private Placement Warrants and Founder Warrants	(1,955,450)
Transfer of Private Warrants and Founder Warrants to Level 2 measurement	(105,700)

Fair value as of December 31, 2022	$—

F-2
3

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

The Company recognized gains in connection with the change in the fair value of warrant liabilities of $7,793,783 and 2,807,641 in the Statement of Operations for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, respectively.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that required adjustment or disclosure in the financial statements.

F-2
4