Form 10-Q
period 2023-03-31
Alpha Partners Technology Merger Corp.
filed 2023-05-19
CIK 1845550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
There
were 29,115,000 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on Ma
y 19, 2
023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$343,009	$726,869
Prepaid expenses	162,072	193,947
Receivable related to potential business combination	374,975	—

Total current assets	880,056	920,816
Investments held in Trust Account	289,623,841	286,583,051

Total Assets	$290,503,897	$287,503,867

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,583	$38,866
Accounts payable - related party	8,035	15,377
Accrued expenses and other current liabilities	1,270,972	1,214,321

Total current liabilities	1,303,590	1,268,564
Warrant liabilities	1,326,508	482,367
Deferred underwriting fee payable	9,887,500	9,887,500

Total Liabilities	12,517,598	11,638,431

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 28,250,000 shares at redemption value	289,623,841	286,583,051
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding (excluding 28,250,000 shares subject to possible redemption)	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Additional paid-in capital	—	—
Accumulated deficit	(11,638,335)	(10,718,408)

Total Shareholders’ Deficit	(11,637,542)	(10,717,615)

Total Liabilities and Shareholders’ Deficit	$290,503,897	$287,503,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating and formation costs	$450,768	$624,540

Loss from operations	(450,768)	(624,540)
Other income (expense):
Interest income on bank account	7	—
Interest and dividend income on investments held in Trust Account	3,040,790	28,330
Gain on receivable related to potential business combination	374,975	—
Change in fair value of warrant liabilities	(844,141)	3,814,259

Net income	$2,120,863	$3,218,049

Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,115,000	29,115,000

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.09

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	865,000	$87	7,062,500	$706	$—	$(10,718,408)	$(10,717,615)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2023	—	—	—	—	—	(3,040,790)	(3,040,790)
Net income	—	—	—	—	—	2,120,863	2,120,863

Balance as of March 31, 2023	865,000	$87	7,062,500	$706	$—	$(11,638,335)	$(11,637,542)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	865,000	$87	7,062,500	$706	$—	$(15,699,275)	$(15,698,482)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2022	—	—	—	—	—	(28,330)	(28,330)
Net income	—	—	—	—	—	3,218,049	3,218,049

Balance as of March 31, 2022	865,000	$87	7,062,500	$706	$—	$(12,509,556)	$(12,508,763)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$2,120,863	$3,218,049
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(3,040,790)	(28,330)
Change in fair value of warrant liability	844,141	(3,814,259)
Changes in operating assets and liabilities:
Prepaid expenses	31,875	42,538
Receivable related to potential business combination	(374,975)	—
Accounts payable	(14,283)	(6,898)
Accounts payable—related party	(7,342)	(17,703)
Accrued expenses and other current liabilities	56,651	222,505

Net cash used in operating activities	(383,860)	(384,098)

Net Change in Cash	(383,860)	(384,098)
Cash—Beginning of period	726,869	2,124,185

Cash—End of period	$343,009	$1,740,087

Non-cash investing and financing activities
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$3,040,790	$28,330

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the three months ended March 31, 2023 and for the three months ended March 31, 2022 relates to the Company’s search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
MARCH 31, 2023

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
MARCH 31, 2023

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
As of March 31, 2023, the Company has recorded a balance of $374,975 in the Receivable related to potential business combination line item on the balance sheet. This balance represents an invoice issued to the potential business combination company during the Three Months Ended March 31, 2023 for transaction expenses and merger-related activities incurred in the current and certain prior periods related to a prospective merger which was not completed. The Company has determined that it is entitled to this balance and as such, has recorded the invoice as a receivable with a resulting gain on the statement of operations for the Three Months Ended March 31, 2023. The Company received payment of the invoice in April 2023.
Liquidity and Going Concern
As of March 31, 2023, the Company had $343,009 in cash held outside of the Trust Account and a working capital deficit of $423,534, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5).
The Company will have until July 30, 2023 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2023 there will be a mandatory liquidation and subsequent dissolution of the Company.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic
205-40
Presentation of Financial Statements- Going Concern
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
MARCH 31, 2023

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
as filed with the SEC on April 17, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth compa nies
from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $343,009 and $726,869 in cash as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.
Investments Held in Trust Account
Investments Held in Trust Account are classified as trading securities which are presented on the balance sheets at fair value at the end of each reporting period. At March 31, 2023 and December 31, 2022, the investments held in the Trust Account totaled $289,623,841 and $286,583,051, respectively.
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
MARCH 31, 2023

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
gain or loss on the condensed sta
te
ments of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of March 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.
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
As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	286,583,051
Remeasurement of carrying value to redemption value as of March 31, 2023	3,040,790

Class A ordinary shares subject to possible redemption as of March 31, 2023	$289,623,841

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
MARCH 31, 2023

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.
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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$1,706,832	$414,031	$2,589,828	$628,221

Denominator:
Basic and diluted weighted average shares outstanding	29,115,000	7,062,500	29,115,000	7,062,500
Basic and diluted net income per share	$0.06	$0.06	$0.09	$0.09
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
MARCH 31, 2023

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On February 5, 2021, an affiliate of the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 founder units (“Founder Units”), which were subsequently transferred to the Sponsor. Each Founder Unit consists of one Class B ordinary share and one-third
of one warrant (the “Founder Warrants”) that has the same terms as the Private Placement Warrants (2,395,833 Founder Warrants in the aggregate). The Class B ordinary shares included in the Founder Units (“Founder Shares”) included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares. The Founder Warrants included an aggregate of up to 312,500 Founder Warrants subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. On August 5, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units (see Note 6), leaving 125,000 Class B ordinary shares and 41,667 Founder Warrants subject to forfeiture. On September 11, 2021, the remaining option expired. As a result, 125,000 Class B ordinary shares and 41,667 Founder Warrants were forfeited (see Note 8).

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Administrative Support Agreement
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $165,000 under this agreement.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.
Reimbursements—Related Party
For the three months ended March 31, 2023 and 2022, the Company paid $7,845 and $7,727, respectively, to the Sponsor as reimbursements for operating costs of the Company paid for by the Sponsor.
Accounts Payable—Related Party
As of March 31, 2023 and December 31, 2022, $8,035 and $15,377, respectively, was payable by the Company to the Sponsor for services related to the search for an initial Business Combination target.
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
MARCH 31, 2023

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
NOTE 7. WARRANTS
As of March 31, 2023 and December 31, 2022, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Founder Warrants and the Private Placement Warrants will also expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
MARCH 31, 2023

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
MARCH 31, 2023

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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A ordinary shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 29,115,000 Class A ordinary shares issued and outstanding, including 28,250,000 Class A ordinary shares subject to possible redemption.
Class
 B ordinary shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,062,500 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of an initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$289,623,841	$289,623,841	$—	$—
Liabilities
Warrant liability – Founder Warrants	$258,958	$—	$258,958	$—
Warrant liability – Private Placement Warrants	$31,717	$—	$31,717	$—
Warrant liability – Public Warrants	$1,035,833	$1,035,833	$—	$—
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$286,583,051	$286,583,051	$—	$—
Liabilities
Warrant liability – Founder Warrants	$94,167	$—	$94,167	$—
Warrant liability – Private Placement	11,533	—	11,533	—
Warrant liability – Public Warrants	376,667	376,667	—	—
The Company utilized a binomial/lattice model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The quoted price of the Public Warrants was $0.11 and $0.04 per warrant as of March 31, 2023 and December 31, 2022, respectively.
In prior periods, Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of March 31, 2023 and December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.11 and $0.04 per warrant as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Founder Warrants, and Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset in an active market. There were no Level 3 assets or liabilities as of March 31, 2023.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$2,061,150
Change in fair value of Private Placement Warrants and Founder Warrants	(1,083,425)

Fair value as of March 31, 2022	977,725
Change in fair value of Private Placement Warrants and Founder Warrants	(660,625)

Fair value as of June 30, 2022	317,100
Change in fair value of Private Placement Warrants and Founder Warrants	(26,425)

Fair value as of September 30, 2022	290,675
Change in fair value of Private Placement Warrants and Founder Warrants	(184,975)
Transfer of Private Warrants, and Founder Warrants to Level 2 measurement	(105,700)

Fair value as of December 31, 2022	$—

The Company recognized a loss in connection with the change in the fair value of warrant liabilities of $844,141 in the condensed statements of operations for the three months ended March 31, 2023. The Company recognized a gain in connection with the change in the fair value of warrant liabilities of $3,814,259 in the condensed statements of operations for the three months ended March 31, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2023 and December 31, 2022, we held cash of $343,009 and $726,869, respectively, current liabilities of $1,303,590 and $1,268,564, respectively, and deferred underwriting compensation of $9,887,500. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

As of March 31, 2023, the Company has recorded a balance of $374,975 in the Receivable related to potential business combination line item on the balance sheet. This balance represents an invoice issued to the potential business combination company during the Three Months Ended March 31, 2023 for transaction expenses and merger-related activities incurred in the current and certain prior periods related to a prospective merger which was not completed. The Company has determined that it is entitled to this balance and as such, has recorded the invoice as a receivable with a resulting gain on the statement of operations for the Three Months Ended March 31, 2023. The Company received payment of the invoice in April 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2023 and 2022 were organizational activities and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we recorded net income of $2,120,863, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $3,040,790, receivable related to potential business combination of $374,975, and interest income on the bank account of $7, partially offset by a loss on fair value of warrant liability of $844,141 and operating and formation costs of $450,768.

For the three months ended March 31, 2022, we recorded net income of $3,218,049, which resulted from a gain on fair value of warrant liability of $3,814,259 and interest and dividend income on investments held in the Trust Account in the amount of $28,330, partially offset by operating and formation costs of $624,540.

Liquidity and Capital Resources

For the three months ended March 31, 2023, net cash used in operating activities was $383,860, which was primarily due to operational costs paid during the period.

For the three months ended March 31, 2022, net cash used in operating activities was $384,098, which was due to the change in fair value of the warrant liability of $3,814,259 and interest and dividend income on the investments held in the Trust Account of $28,330, partially offset by net income of $3,218,049 and changes in working capital of $240,442.

There were no cash flows from investing activities for the three months ended March 31, 2023 and 2022.

There were no cash flows from financing activities for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, we had cash of $343,009 and $726,869 held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.

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

As of March 31, 2023, the Company had $343,009 in cash held outside of the Trust Account and a working capital deficit of $423,534, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5).

The Company will have until July 30, 2023 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2023 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above and the July 30, 2023 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 or December 31, 2022.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of March 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Alpha Partners Technology Merger Corp.

Date: May 19, 2023	By:	/s/ Matthew R. Krna
Matthew R. Krna
Chief Executive Officer

Alpha Partners Technology Merger Corp.

Date: May 19, 2023	By:	/s/ Sean O’Brien
Sean O’Brien
Chief Financial Officer