Form 10-Q
period 2023-06-30
Alpha Partners Technology Merger Corp.
filed 2023-08-21
CIK 1845550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 15,582,409 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on August 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$304,513	$726,869
Prepaid expenses	60,198	193,947
Total current assets	364,711	920,816
Investments held in Trust Account	293,076,995	286,583,051
Total Assets	$293,441,706	$287,503,867

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$54,892	$38,866
Accounts payable - related party	24,442	15,377
Accrued expenses and other current liabilities	1,062,220	1,214,321
Total current liabilities	1,141,554	1,268,564
Warrant liabilities	482,367	482,367
Deferred underwriting fee payable	9,887,500	9,887,500
Total Liabilities	11,511,421	11,638,431

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 28,250,000 shares at redemption value	293,076,995	286,583,051

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding (excluding 28,250,000 shares subject to possible redemption)	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Additional paid-in capital	—	—
Accumulated deficit	(11,147,503)	(10,718,408)
Total Shareholders’ Deficit	(11,146,710)	(10,717,615)
Total Liabilities and Shareholders’ Deficit	$293,441,706	$287,503,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating and formation costs	$353,926	$575,990	$804,694	$1,200,530
Loss from operations	(353,926)	(575,990)	(804,694)	(1,200,530)
Other income:
Interest income on bank account	617	—	624	—
Interest and dividend income on investments held in Trust Account	3,453,154	381,481	6,493,944	409,811
Gain related to potential business combination	—	—	374,975	—
Gain on change in fair value of warrant liabilities	844,141	3,203,124	—	7,017,383
Net income	$3,943,986	$3,008,615	$6,064,849	$6,226,664
Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,115,000	29,115,000	29,115,000	29,115,000
Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.08	$0.17	$0.17
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500	7,062,500	7,062,500
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.08	$0.17	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	865,000	$87	7,062,500	$706	$—	$(10,718,408)	$(10,717,615)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2023	—	—	—	—	—	(3,040,790)	(3,040,790)
Net income	—	—	—	—	—	2,120,863	2,120,863
Balance as of March 31, 2023	865,000	87	7,062,500	706	$—	(11,638,335)	(11,637,542)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2023	—	—	—	—	—	(3,453,154)	(3,453,154)
Net income	—	—	—	—	—	3,943,986	3,943,986
Balance as of June 30, 2023	865,000	$87	7,062,500	$706	$-	$(11,147,503)	$(11,146,710)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	865,000	$87	7,062,500	$706	$—	$(15,699,275)	$(15,698,482)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2022	—	—	—	—	—	(28,330)	(28,330)
Net income	—	—	—	—	—	3,218,049	3,218,049
Balance as of March 31, 2022	865,000	87	7,062,500	706	—	(12,509,556)	(12,508,763)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2022	—	—	—	—	—	(381,481)	(381,481)
Net income	—	—	—	—	—	3,008,615	3,008,615
Balance as of June 30, 2022	865,000	$87	7,062,500	$706	$—	$(9,882,422)	$(9,881,629)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income	$6,064,849	$6,226,664
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(6,493,944)	(409,811)
Gain on change in fair value of warrant liability	—	(7,017,383)
Changes in operating assets and liabilities:
Prepaid expenses	133,749	141,790
Accounts payable	16,026	(39,363)
Accounts payable - related party	9,065	(26,115)
Accrued expenses and other current liabilities	(152,101)	392,940
Net cash used in operating activities	(422,356)	(731,278)

Net Change in Cash	(422,356)	(731,278)
Cash - Beginning of period	726,869	2,124,185
Cash - End of period	$304,513	$1,392,907

Non-cash investing and financing activities
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$6,493,944	$409,811

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

The Company previously had until 24 months from the closing of the Initial Public Offering to complete a Business Combination. On July 27, 2023, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from July 30, 2023 to July 30, 2024 (the “Combination Period”) (see note 10).  If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

Previous Business Combination

In the Company’s Form 10-Q as of and for the period ending March 31, 2023, the Company had recorded a balance of $374,975 in the Receivable related to potential business combination line item on the condensed balance sheet. That balance represented an invoice issued to a potential business combination company during the Three Months Ended March 31, 2023 for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed. The Company determined that it was entitled to that balance and as such, has recorded a resulting gain on the condensed statement of operations for the Six Months Ended June 30, 2023. The Company received payment of the invoice in April 2023.

Liquidity and Going Concern

As of June 30, 2023, the Company had $304,513 in cash held outside of the Trust Account and a working capital deficit of $776,843, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5).

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
The Company will have until July 30, 2024 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2024 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above and the July 30, 2024 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $304,513 and $726,869 in cash as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the condensed balance sheets at fair value at the end of each reporting period. At June 30, 2023 and December 31, 2022, the investments held in the Trust Account totaled $293,076,995 and $286,583,051, respectively.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of June 30, 2023 and December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$286,583,051
Remeasurement of carrying value to redemption value as of March 31, 2023	3,040,790
Class A ordinary shares subject to possible redemption as of March 31, 2023	289,623,841
Remeasurement of carrying value to redemption value as of June 30, 2023	3,453,154
Class A ordinary shares subject to possible redemption as of June 30, 2023	$293,076,995

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$3,174,049	$769,937	$2,421,279	$587,336	$4,880,881	$1,183,968	$5,011,107	$1,215,557
Denominator:
Basic and diluted weighted average shares outstanding	29,115,000	7,062,500	29,115,000	7,062,500	29,115,000	7,062,500	29,115,000	7,062,500
Basic and diluted net income per share	$0.11	$0.11	$0.08	$0.08	$0.17	$0.17	$0.17	$0.17

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred and paid expenses of $165,000 and $330,000, respectively, under this agreement. For the three and six months ended June 30, 2022, the Company incurred and paid expenses of $165,000 and $330,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Reimbursements—Related Party

For the three and six months ended June 30, 2023, the Company paid $8,376 and $14,006, respectively, to the Sponsor as reimbursements for operating costs of the Company paid for by the Sponsor. For the three and six months ended June 30, 2022, the Company paid $9,081 and $16,808, respectively, to the Sponsor as reimbursements.

Accounts Payable - Related Party

As of June 30, 2023 and December 31, 2022, $24,442 and $15,377, respectively, was payable by the Company to the Sponsor for services related to the search for an initial Business Combination target.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $32,500,000. On September 11, 2021, the remaining option expired. As a result, 125,000 Class B ordinary shares were forfeited.

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

NOTE 7. WARRANTS

As of June 30, 2023 and December 31, 2022, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00—Once the warrants become exercisable, the Company may call the warrants for redemption (except with respect to the Private Placement Warrants):

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 29,115,000 Class A ordinary shares issued and outstanding, including 28,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$293,076,995	$293,076,995	$—	$—
Liabilities
Warrant liability – Founder Warrants	$94,167	$—	$94,167	$—
Warrant liability – Private Placement Warrants	$11,533	$—	$11,533	$—
Warrant liability – Public Warrants	$376,667	$376,667	$—	$—
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$286,583,051	$286,583,051	$—	$—
Liabilities
Warrant liability – Founder Warrants	$94,167	$—	$94,167	$—
Warrant liability – Private Placement	11,533	—	11,533	—
Warrant liability – Public Warrants	376,667	376,667	—	—

The Company utilized a binomial/lattice model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The quoted price of the Public Warrants was $0.04 per warrant as of June 30, 2023 and December 31, 2022.

In prior periods, Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of June 30, 2023 and December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.04 and $0.04 per warrant as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Founder Warrants, and Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset in an active market. There were no Level 3 assets or liabilities as of June 30, 2023.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2023
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

The Company recognized a gain in connection with the change in the fair value of warrant liabilities of $844,141 and $0 in the condensed statements of operations for the three and six months ended June 30, 2023, respectively. The Company recognized a gain in connection with the change in the fair value of warrant liabilities of $3,203,124 and $7,017,383 in the condensed statements of operations for the three and six months ended June 30, 2022, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than those disclosed below, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed financial statements.

Extraordinary General Meeting

On July 27, 2023, the Company held an Extraordinary General Meeting (the “Extraordinary General Meeting”) whereby shareholders of the Company approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amendment”) in order to (i) extend the date by which the Company must consummate its initial business combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Proposal”) to July 30, 2024, (ii) provide for the right of a holder of Class B ordinary shares of the Company to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”), and (iii) eliminate from the Charter the limitation that the Company shall not redeem Public Shares, including any shares issued in exchange thereof to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limit” and, such proposal, the “Redemption Limitation Proposal”).

The Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands on July 28, 2023.

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After the redemptions, approximately $153,169,659 will remain in the Company’s Trust Account. As a result of the Extension Proposal being approved by the Company’s shareholders, the Sponsor, or its designee is required to make monthly payments to the Company equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding and is not redeemed in connection with the Extension for each of the twelve (12) subsequent calendar months commencing on July 30, 2023 to the earlier of the Termination Date as extended by the Extension Proposal and the consummation of an initial Business Combination, which amount will be deposited into the Trust Account. On August 2, 2023, $225,000 was deposited into the Company’s Trust Account as the first of these payments.

To cover these monthly payments and other associated operating expenses, a newly formed affiliate of the Sponsor, APTM Sponsor Sub LLC (the “Affiliate”), is providing an Extension Loan Facility (the “Facility”) to the Company in the principal sum of $1,500,000, expected to be funded on an as-needed basis with the first draw on or about August 14, 2023. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. If a Business Combination is not consummated, the Facility will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. Interest does not accrue on the related note. Officers and directors of the Company and their affiliated entities (the “Insiders”) have committed to fund up to the entire amount of the Facility. At the election of the Affiliate, some or all of the principal amount of the Facility may be converted into Private Placement Units of the Company at a price of $10.00 per unit. The Affiliate will have no other recourse to the Sponsor or to the Company.

Letter of Intent

On July 26, 2023, the Company signed a non-binding letter-of-intent (“LOI”) for a business combination with Glowforge Inc. (“Glowforge”), creator of award-winning 3D laser printers.

Under the terms of the LOI, the Company and Glowforge would become a combined entity, with Glowforge’s existing equity holders rolling 100% of their equity into the combined public company. The Company expects to announce additional details regarding the proposed business combination upon the execution of a definitive merger agreement, which is expected in the fourth quarter of 2023.

Advance from Sponsor

On July 27, 2023 and August 8, 2023 the SPAC received a $3,000 advance from the Sponsor. This amount is expected to be repaid to the Sponsor in the next quarter.

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

As of June 30, 2023 and December 31, 2022, we held cash of $304,513 and $726,869, respectively, current liabilities of $1,141,554 and $1,268,564, respectively, and deferred underwriting compensation of $9,887,500. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Previous Business Combination

In our Form 10-Q as of and for the period ending March 31, 2023, we had recorded a balance of $374,975 in the Receivable related to potential business combination line item on the condensed balance sheet. That balance represented an invoice issued to a potential business combination company during the Three Months Ended March 31, 2023 for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed. We determined that we were entitled to that balance and as such, have recorded a resulting gain on the condensed statement of operations for the Six Months Ended June 30, 2023. We received payment of the invoice in April 2023.

Extraordinary General Meeting

On July 27, 2023, we held an Extraordinary General Meeting (the “Extraordinary General Meeting”) whereby our shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Amendment”) in order to (i) extend the date by which we must consummate our initial business combination, cease our operations and redeem all of our Class A ordinary shares (the “Extension Proposal”) to July 30, 2024, (ii) provide for the right of a holder of our Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”), and (iii) eliminate from the amended and restated memorandum and articles of association the limitation that we shall not redeem Public Shares, including any shares issued in exchange thereof to the extent that such redemption would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limitation Proposal”).

We filed the Amendment with the Registrar of Companies in the Cayman Islands on July 28, 2023.

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After the redemptions, approximately $153,169,659 will remain in our Trust Account. As a result of the Extension Proposal being approved by our shareholders, the Sponsor, or its designee is required to make monthly payments to us equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding and is not redeemed in connection with the Extension for each of the twelve (12) subsequent calendar months commencing on July 30, 2023 to the earlier of the Termination Date as extended by the Extension Proposal and the consummation of an initial Business Combination, which amount will be deposited into the Trust Account. On August 2, 2023, $225,000 was deposited into our Trust Account as the first of these payments.

To cover these monthly payments and other associated operating expenses, a newly formed affiliate of the Sponsor, APTM Sponsor Sub LLC (the “Affiliate”), is providing an Extension Loan Facility (the “Facility”) to the Company in the principal sum of $1,500,000, expected to be funded on an as-needed basis with the first draw on or about August 14, 2023. The principal balance shall be payable on the earlier of (i) the date on which we liquidate our Trust Account or (ii) the date on which we consummate a Business Combination. If a Business Combination is not consummated, the Facility will be repaid solely to the extent that we have funds available to us outside of our Trust Account, and all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. Interest does not accrue on the related note. Our officers and directors and their affiliated entities (the “Insiders”) have committed to fund up to the entire amount of the Facility. At the election of the Affiliate, some or all of the principal amount of the Facility may be converted into our Private Placement Units at a price of $10.00 per unit. The Affiliate will have no other recourse to the Sponsor or to us.

Letter of Intent

On July 26, 2023, we signed a non-binding letter-of-intent (“LOI”) for a business combination with Glowforge Inc. (“Glowforge”), creator of award-winning 3D laser printers.

Under the terms of the LOI, we would become a combined entity with Glowforge, with Glowforge’s existing equity holders rolling 100% of their equity into the combined public company. We expect to announce additional details regarding the proposed business combination upon the execution of a definitive merger agreement, which is expected in the fourth quarter of 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and six months ended June 30, 2023 and 2022 were organizational activities and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we recorded net income of $3,943,986, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $3,453,154, a gain on fair value of warrant liability of $844,141 ,and interest income on the bank account of $617, partially offset by operating and formation costs of $353,926.

For the three months ended June 30, 2022, we recorded net income of $3,008,615, which resulted from a gain on fair value of warrant liability of $3,203,124 and interest and dividend income on investments held in the Trust Account in the amount of $381,481, partially offset by operating and formation costs of $575,990.

For the six months ended June 30, 2023 we recorded net income of $6,064,849, which resulted from interest and dividend income on investments held in the Trust Account in the amount of 6,493,944, a gain on receivable related to potential business combination of 374,975, interest income on the bank account of $624, and a gain on fair value of warrant liability of $0, partially offset by operating and formation costs of $804,694.

For the six months ended June 30, 2022, we recorded net income of $6,226,664, which resulted from a gain on fair value of warrant liability of $7,017,383 and interest and dividend income on investments held in the Trust Account in the amount of $409,811, partially offset by operating and formation costs of $1,200,530.

Liquidity and Capital Resources

For the six months ended June 30, 2023, net cash used in operating activities was $422,356, which was primarily due to operational costs paid during the period.

For the six months ended June 30, 2022, net cash used in operating activities was $731,278, which was due to the change in fair value of the warrant liability of $7,017,383 and interest and dividend income on the investments held in the Trust Account of $409,811, partially offset by net income of $6,226,664 and changes in working capital of $469,252.

There were no cash flows from investing activities for the six months ended June 30, 2023 and 2022.

There were no cash flows from financing activities for the six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, we had cash of $304,513 and $726,869 held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.

We intend to use substantially all of the remaining funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the prospective partner, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2023, the Company had $304,513 in cash held outside of the Trust Account and a working capital deficit of $776,843, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying unaudited condensed financial statements).

The Company will have until July 30, 2024 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2024 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above and the July 30, 2024 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 or December 31, 2022.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of June 30, 2023 and December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Alpha Partners Technology Merger Corp.

Date: August 21, 2023	By:	/s/ Matthew R. Krna
Matthew R. Krna
Chief Executive Officer

Alpha Partners Technology Merger Corp.

Date: August 21, 2023	By:	/s/ Sean O’Brien
Sean O’Brien
Chief Financial Officer