Form 10-Q
period 2023-09-30
Alpha Partners Technology Merger Corp.
filed 2023-11-17
CIK 1845550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 15,582,409 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on November 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$259,009	$726,869
Prepaid expenses	43,384	193,947
Total current assets	302,393	920,816
Investments held in Trust Account	155,284,625	286,583,051
Total Assets	$155,587,018	$287,503,867

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$142,540	$38,866
Accounts payable - related party	30,442	15,377
Accrued expenses and other current liabilities	1,046,625	1,214,321
Accrued expenses - related party	55,000	—
Convertible promissory note - related party	154,200	—
Total current liabilities	1,428,807	1,268,564
Warrant liabilities	723,550	482,367
Deferred underwriting fee payable	9,887,500	9,887,500
Total Liabilities	12,039,857	11,638,431

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 14,717,409 and 28,250,000 shares at redemption value of $10.55 and $10.14 per share at September 30, 2023 and December 31, 2022, respectively	155,284,625	286,583,051

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at September 30, 2023 and December 31, 2022; excluding 14,717,409 and 28,250,000 shares subject to possible redemption, respectively, at September 30, 2023 and December 31, 2022	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Additional paid-in capital	—	—
Accumulated deficit	(11,738,257)	(10,718,408)
Total Shareholders’ Deficit	(11,737,464)	(10,717,615)
Total Liabilities and Shareholders’ Deficit	$155,587,018	$287,503,867

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating and formation costs	$470,399	$664,502	$1,275,093	$1,865,032
Loss from operations	(470,399)	(664,502)	(1,275,093)	(1,865,032)
Other income:
Interest income on bank account	28	—	652	—
Interest and dividend income on investments held in Trust Account	2,596,438	1,275,127	9,090,382	1,684,938
Gain related to potential business combination	—	—	374,975	—
Change in fair value of convertible promissory note - related party	(1,859)	—	(1,859)	—
Change in fair value of warrant liabilities	(241,183)	(67,741)	(241,183)	6,949,642
Net income	$1,883,025	$542,884	$7,947,874	$6,769,548
Basic weighted average shares outstanding, Class A ordinary shares	19,553,931	29,115,000	25,892,954	29,115,000
Basic net income per share, Class A ordinary shares	$0.07	$0.02	$0.24	$0.19
Diluted weighted average shares outstanding, Class A ordinary shares	19,566,349	29,115,000	25,897,140	29,115,000
Diluted net income per share, Class A ordinary shares	$0.07	$0.02	$0.24	$0.19
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500	7,062,500	7,062,500
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.02	$0.24	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	865,000	$87	7,062,500	$706	$—	$(10,718,408)	$(10,717,615)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2023	—	—	—	—	—	(3,040,790)	(3,040,790)
Net income	—	—	—	—	—	2,120,863	2,120,863
Balance as of March 31, 2023	865,000	87	7,062,500	706	$—	(11,638,335)	(11,637,542)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2023	—	—	—	—	—	(3,453,154)	(3,453,154)
Net income	—	—	—	—	—	3,943,986	3,943,986
Balance as of June 30, 2023	865,000	87	7,062,500	706	—	(11,147,503)	(11,146,710)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	572,659	—	572,659
Remeasurement of Class A ordinary shares to redemption amount as of September 30, 2023	—	—	—	—	(572,659)	(2,473,779)	(3,046,438)
Net income	—	—	—	—	—	1,883,025	1,883,025
Balance as of September 30, 2023	865,000	$87	7,062,500	$706	$—	$(11,738,257)	$(11,737,464)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income	$7,947,874	$6,769,548
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(9,090,382)	(1,684,938)
Change in fair value of warrant liability	241,183	(6,949,642)
Change in fair value of convertible promissory note - related party	1,859	—
Changes in operating assets and liabilities:
Prepaid expenses	150,563	241,040
Accounts payable	103,674	(29,865)
Accounts payable - related party	15,065	(28,650)
Accrued expenses and other current liabilities	(167,696)	562,401
Accrued expenses - related party	55,000	—
Net cash used in operating activities	(742,860)	(1,120,106)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(450,000)	—
Cash withdrawn from Trust Account to pay redeeming shareholders	140,838,808	—
Net cash provided by investing activities	140,388,808	—

Cash Flows from Financing Activities:
Proceeds from advance from Sponsor	6,000	—
Repayment of advance from Sponsor	(6,000)	—
Proceeds from convertible promissory note - related party	725,000	—
Payment of cash to redeeming shareholders	(140,838,808)	—
Net cash used in financing activities	(140,113,808)	—

Net Change in Cash	(467,860)	(1,120,106)
Cash - Beginning of period	726,869	2,124,185
Cash - End of period	$259,009	$1,004,079

Non-cash investing and financing activities
Excess of cash received over fair value of convertible promissory note - related party	$572,659	$—
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$9,540,382	$1,684,938

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALPHA PARTNERS TECHNOLOGY MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 relates to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
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

The Company previously had until 24 months from the closing of the Initial Public Offering to complete a Business Combination. On July 27, 2023, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (“the Amendment”)  to extend the date by which the Company must consummate a Business Combination from July 30, 2023 to July 30, 2024 (the “Combination Period”).  If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
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

Previous Business Combination

In the Company’s Form 10-Q as of and for the period ended March 31, 2023, the Company had recorded a balance of $374,975 in the Receivable related to potential business combination line item on the condensed balance sheet. That balance represented an invoice issued to a potential business combination company during the three months ended March 31, 2023 for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed. The Company determined that it was entitled to that balance and as such, has recorded a resulting gain on the condensed statement of operations for the nine months ended September 30, 2023. The Company received payment of the invoice in April 2023.

Extraordinary General Meeting

On July 27, 2023, the Company held an Extraordinary General Meeting (the “Extraordinary General Meeting”) whereby shareholders of the Company approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association in order to (i) extend the date by which the Company must consummate its initial business combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Proposal”) to July 30, 2024, (ii) provide for the right of a holder of Class B ordinary shares of the Company to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”), and (iii) eliminate from the Charter the limitation that the Company shall not redeem Public Shares, including any shares issued in exchange thereof to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limit” and, such proposal, the “Redemption Limitation Proposal”).

The Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands on July 28, 2023.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $140,838,808. The payments for these redemptions took place on August 1, 2023, after which $153,169,659 remained in the Company’s Trust Account. As a result of the Extension Proposal being approved by the Company’s shareholders, the Sponsor, or its designee is required to make monthly payments to the Company equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding and is not redeemed in connection with the Extension for each of the twelve (12) subsequent calendar months commencing on July 30, 2023 to the earlier of the Termination Date as extended by the Extension Proposal and the consummation of an initial Business Combination, which amount will be deposited into the Trust Account. On August 2, 2023 and September 7, 2023, $225,000, or $450,000 in the aggregate, was deposited into the Company’s Trust Account as the first two of these payments. These payments will fund the Trust Account through July 30, 2024, the new date by which the Company must consummate its initial business combination.

To cover these monthly payments and other associated operating expenses, a newly formed affiliate of the Sponsor, APTM Sponsor Sub LLC, is providing an Extension Loan Facility (as defined in Note 5, the “Note”) to the Company in the principal sum of $1,500,000, expected to be funded on an as-needed basis with the first draw on August 24, 2023. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. If a Business Combination is not consummated, the Note will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. Interest does not accrue on the related note. Officers and directors of the Company and their affiliated entities (the “Insiders”) have committed to fund up to the entire amount of the Note. At the election of APTM Sponsor Sub LLC, some or all of the principal amount of the Note may be converted into Private Placement Units of the Company at a price of $10.00 per unit. APTM Sponsor Sub LLC will have no other recourse to the Sponsor or to the Company.

Letter of Intent

On July 26, 2023, the Company signed a non-binding letter-of-intent (“LOI”) for a business combination with Glowforge Inc. (“Glowforge”), creator of award-winning 3D laser printers.

Under the terms of the LOI, the Company and Glowforge would become a combined entity, with Glowforge’s existing equity holders rolling 100% of their equity into the combined public company. The Company expects to announce additional details regarding the proposed business combination upon the execution of a definitive merger agreement, which is expected to occur in the fourth quarter of 2023.

Liquidity and Going Concern

As of September 30, 2023, the Company had $259,009 in cash held outside of the Trust Account and a working capital deficit of $1,126,414, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). In August 2023, the Company entered into a $1,500,000 Note (as defined in Note 5) with APTM Sponsor Sub LLC to help cover monthly Trust Account contributions and other working capital needs. There is no guarantee that these funds will be sufficient to support all of the Company’s working capital needs.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
The Company will have until July 30, 2024 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2024 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the July 30, 2024 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3) and Class A ordinary shares subject to redemption, the initial and the quarterly valuation of the Private Placement Warrants (as defined in Note 4), and the valuations for the convertible Note (as defined in Note 5) required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $259,009 and $726,869 in cash as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the condensed balance sheets at fair value at the end of each reporting period. At September 30, 2023 and December 31, 2022, the investments held in the Trust Account totaled $155,284,625 and $286,583,051, respectively.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
Convertible Promissory Note - Related Party

The Company accounts for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company has made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. Using the fair value option, the Working Capital Loan is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the proceeds from issuance of the Working Capital Loan and the fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any changes in the estimated fair value of the Working Capital Loan are recognized as non-cash gains or losses in the condensed statements of operations.

See Note 9 for additional information on inputs and valuation methods used to measure the convertible notes at fair value.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of September 30, 2023 and December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent partial exercise of the underwriters’ over-allotment option, that remain unredeemed, contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. On July 27, 2023, 13,532,591 Class A ordinary shares were tendered for redemption by shareholders for a total value of $140,838,808. The payment of these shares took place on August 1, 2023, after which 14,717,409 Class A ordinary shares subject to possible redemption remained outstanding.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$286,583,051
Remeasurement of carrying value to redemption value as of March 31, 2023	3,040,790
Class A ordinary shares subject to possible redemption as of March 31, 2023	289,623,841
Remeasurement of carrying value to redemption value as of June 30, 2023	3,453,154
Class A ordinary shares subject to possible redemption as of June 30, 2023	293,076,995
Redemption of Class A common stock subject to redemption	(140,838,808)
Remeasurement of carrying value to redemption value as of September 30, 2023	3,046,438
Class A ordinary shares subject to possible redemption as of September 30, 2023	$155,284,625

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares, or the effects of the 24,166 shares underlying the warrants that would be issuable upon conversion of the Working Capital Loan (as defined in Note 5) in the calculation of income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The 72,500 Private Placement Shares (as defined in Note 4) that would be issuable upon conversion of the Working Capital Loan have been included in the calculation of diluted net income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Net income	$1,383,376	$499,649	$436,903	$105,981	$6,244,609	$1,703,265	$5,448,010	$1,321,538
Denominator:
Basic weighted average shares outstanding	19,553,931	7,062,500	29,115,000	7,062,500	25,892,954	7,062,500	29,115,000	7,062,500
Basic net income per share	$0.07	$0.07	$0.02	$0.02	$0.24	$0.24	$0.19	$0.19

Diluted net income per share:
Numerator:
Net income	$1,383,609	$499,416	$436,903	$105,981	$6,244,826	$1,703,048	$5,448,010	$1,321,538
Denominator:
Diluted weighted average shares outstanding	19,566,349	7,062,500	29,115,000	7,062,500	25,897,140	7,062,500	29,115,000	7,062,500
Diluted net income per share	$0.07	$0.07	$0.02	$0.02	$0.24	$0.24	$0.19	$0.19

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and certain Anchor Investors purchased an aggregate of 800,000 Units at a price of $10.00 per Private Placement Unit ($8,000,000 in the aggregate). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-third of one redeemable warrant (the “Private Placement Warrants”), which is exercisable at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred  expenses of $165,000 and $495,000, respectively, under this agreement. For the three and nine months ended September 30, 2022, the Company incurred expenses of $165,000 and $495,000, respectively. As of September 30, 2023, the Company had an outstanding balance of $55,000 included in accrued expenses - related party on the condensed balance sheets. There was no outstanding balance as of December 31, 2022.

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

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. If a Business Combination is not consummated, the Working Capital Loan will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. Interest does not accrue on the Working Capital Loan. Officers and directors of the Company and their affiliated entities (the “Insiders”) have committed to fund up to the entire amount of the Working Capital Loan. At the election of the Affiliate, some or all of the principal amount of the Working Capital Loan may be converted into Private Placement Units of the Company at a price of $10.00 per unit. The Affiliate will have no other recourse to the Sponsor or to the Company. On August 24, 2023, September 6, 2023, September 28, 2023, and September 29, 2023, the Company withdrew $150,000, $225,000, $124,874, and $225,126, respectively, from the Working Capital Loan, which have not yet been repaid as of September 30, 2023. As of September 30, 2023, the principal amount outstanding under the Working Capital Loan was $725,000.

The fair value option was elected (see Note 9) and, as such, the fair value of the Working Capital Loan of $154,200 is shown on the condensed balance sheets as of September 30, 2023. The fair value of the Working Capital Loan upon issuance was $152,341.

Reimbursements—Related Party

For the three and nine months ended September 30, 2023, the Company paid $3,568 and $17,574, respectively, to the Sponsor as reimbursements for operating costs of the Company paid for by the Sponsor. For the three and nine months ended September 30, 2022, the Company paid $17,403 and $34,212, respectively, to the Sponsor as reimbursements.

Accounts Payable - Related Party

As of September 30, 2023 and December 31, 2022, $30,442 and $15,377, respectively, was payable by the Company to the Sponsor for services related to the search for an initial Business Combination target.

Advance from Sponsor

On July 27, 2023 and August 8, 2023, the Company received a $3,000 advance from the Sponsor. The Company repaid these advances in August 2023.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
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

NOTE 7. WARRANTS

As of September 30, 2023 and December 31, 2022, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants, Private Placement Warrants, and Founder Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Founder Warrants and the Private Placement Warrants will also expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
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

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that during such 30 day period holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below) except as otherwise described below; provided, further, that if the warrants are not exercised on a cashless basis or otherwise during such 30 day period, the Company shall redeem such warrants for $0.10 per share; and

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like and certain issuances of Class A ordinary shares and equity linked securities) on the trading day before the Company sends the notice of redemption to the warrant holders.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 15,582,409 and 29,115,000 Class A ordinary shares issued and outstanding, including 14,717,409 and 28,250,000 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$155,284,625	$155,284,625	$—	$—
Liabilities
Warrant liability – Founder Warrants	$141,250	$—	$141,250	$—
Warrant liability – Private Placement Warrants	$17,300	$—	$17,300	$—
Warrant liability – Public Warrants	$565,000	$—	$565,000	$—
Convertible promissory note - related party	$154,200	$—	$—	$154,200
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$286,583,051	$286,583,051	$—	$—
Liabilities
Warrant liability – Founder Warrants	$94,167	$—	$94,167	$—
Warrant liability – Private Placement	$11,533	$—	$11,533	$—
Warrant liability – Public Warrants	$376,667	$376,667	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Founder Warrants, and Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset using recent trading prices. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 measurement in September 2023 due to limited trading activity during the three months ended September 30, 2023.

The Company utilized a binomial/lattice model for the initial valuation of the Public Warrants. The measurement of the Public Warrants as of September 30, 2023 is classified as Level 2 due to limited trading activity under the ticker APTMW during the three months ended September 30, 2023. The measurement of the Public Warrants as of December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The quoted price of the Public Warrants was $0.06 and $0.04 per warrant as of September 30, 2023 and December 31, 2022, respectively.

In prior periods, Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of September 30, 2023 and December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.06 and $0.04 per warrant as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset using recent trading prices.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
The Working Capital Loan was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair values of the Working Capital Loan were based on the following significant inputs:

	As of August 15, 2023 (Initial Measurement)	As of September 30, 2023 (Initial Measurement)	As of September 30, 2023
Unit price	$10.48	$10.62	$10.62
Strike price	$10.00	$10.00	$10.00
Expected term	0.92	0.83	0.83
Unit volatility	8.4%	15.0%	15.0%
Risk free rate	5.4%	5.5%	5.5%
Discount rate	7.20%	7.67%	7.67%
Probability of completing an Initial Business Combination	20.0%	20.0%	20.0%
Fair value convertible promissory note - related party	$77,900	$74,441	$154,200

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$2,061,150
Change in fair value of Private Placement Warrants and Founder Warrants	(1,083,425)
Fair value as of March 31, 2022	977,725
Change in fair value of Private Placement Warrants and Founder Warrants	(660,625)
Fair value as of June 30, 2022	317,100
Change in fair value of Private Placement Warrants and Founder Warrants	(26,425)
Fair value as of September 30, 2022	290,675
Change in fair value of Private Placement Warrants and Founder Warrants	(184,975)
Transfer of Private Warrants, and Founder Warrants to Level 2 measurement	(105,700)
Fair value as of December 31, 2022	—
Initial value of draw on convertible promissory note - related party on August 30, 2023	77,900
Initial value of draw on convertible promissory note - related party on September 30, 2023	74,441
Change in fair value of Convertible promissory note - related party	1,859
Fair value as of September 30, 2023	$154,200

The Company recognized a loss in connection with the change in the fair value of warrant liabilities of $241,183 in the condensed statements of operations for the three and nine months ended September 30, 2023. The Company recognized a loss in connection with the change in the fair value of warrant liabilities of $67,741 for the three months ended September 30, 2022. The Company recognized a gain in connection with the change in the fair value of warrant liabilities of $6,949,642 in the condensed statements of operations for the nine months ended September 30, 2022. The Company recognized a loss in connection with the change in the fair value of the Working Capital Loan of $1,859 in the condensed statements of operations for the three and nine months ended September 30, 2023.

Table of Contents ALPHA PARTNERS TECHNOLOGY MERGER CORP. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2023
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

As of September 30, 2023 and December 31, 2022, we held cash of $259,009 and $726,869, respectively, current liabilities of $1,428,807 and $1,268,564, respectively, and deferred underwriting compensation of $9,887,500. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Previous Business Combination

In our Form 10-Q as of and for the period ended March 31, 2023, we had recorded a balance of $374,975 in the Receivable related to potential business combination line item on the condensed balance sheet. That balance represented an invoice issued to a potential business combination company during the Three Months Ended March 31, 2023 for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed. We determined that we were entitled to that balance and as such, have recorded a resulting gain on the condensed statement of operations for the Nine Months Ended September 30, 2023. We received payment of the invoice in April 2023.

Extraordinary General Meeting

On July 27, 2023, we held an Extraordinary General Meeting (the "Extraordinary General Meeting") whereby our shareholders approved an amendment to our amended and restated memorandum and articles of association (the "Amendment") in order to (i) extend the date by which we must consummate our initial business combination, cease our operations and redeem all of our Class A ordinary shares (the "Extension Proposal") to July 30, 2024, (ii) provide for the right of a holder of our Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the "Founder Share Amendment Proposal"), and (iii) eliminate from the amended and restated memorandum and articles of association the limitation that we shall not redeem Public Shares, including any shares issued in exchange thereof to the extent that such redemption would cause our net tangible assets to be less than $5,000,001 (the "Redemption Limit" and, such proposal, the "Redemption Limitation Proposal").

We filed the Amendment with the Registrar of Companies in the Cayman Islands on July 28, 2023.

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $140,838,808. After the redemptions, $153,169,659 remained in our Trust Account. As a result of the Extension Proposal being approved by our shareholders, the Sponsor, or its designee is required to make monthly payments to us equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding and is not redeemed in connection with the Extension for each of the twelve (12) subsequent calendar months commencing on July 30, 2023 to the earlier of the Termination Date as extended by the Extension Proposal and the consummation of an initial Business Combination, which amount will be deposited into the Trust Account. On August 2, 2023 and September 7, 2023, $225,000 was deposited into the Company’s Trust Account as the first two of these payments.

To cover these monthly payments and other associated operating expenses, a newly formed affiliate of the Sponsor, APTM Sponsor Sub LLC, is providing an Extension Loan Facility (as defined in Note 5, the “Working Capital Loan”) to us in the principal sum of $1,500,000, expected to be funded on an as-needed basis with the first draw on August 24, 2023. The principal balance shall be payable on the earlier of (i) the date on which we liquidate our Trust Account or (ii) the date on which we consummate a Business Combination. If a Business Combination is not consummated, the Working Capital Loan will be repaid solely to the extent that we have funds available to us outside of our Trust Account, and all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. Interest does not accrue on the Working Capital Loan. Officers and directors of the Company and their affiliated entities (the “Insiders”) have committed to fund up to the entire amount of the Working Capital Loan. At the election of APTM Sponsor Sub LLC, some or all of the principal amount of the Working Capital Loan may be converted into Private Placement Units of the Company at a price of $10.00 per unit. APTM Sponsor Sub LLC will have no other recourse to the Sponsor or to us.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and nine months ended September 30, 2023 and 2022 were organizational activities and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we recorded net income of $1,883,025, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $2,596,438 and interest income on the bank account of $28, partially offset by operating and formation costs of $470,399, a loss on fair value of warrant liability of $241,183, and a loss on change in fair value of convertible promissory note - related party of $1,859.

For the three months ended September 30, 2022, we recorded net income of $542,884, which resulted from a loss on fair value of warrant liability of $67,741 and interest and dividend income on investments held in the Trust Account in the amount of $1,275,127, offset by operating and formation costs of $664,502.

For the nine months ended September 30, 2023 we recorded net income of $7,947,874, which resulted from interest and dividend income on investments held in the Trust Account of $9,090,382, a gain on receivable related to potential business combination of $374,975, and interest income on the bank account of $652, partially offset by operating and formation costs of $1,275,093, a loss on fair value of warrant liability of $241,183, and a loss on change in fair value of convertible promissory note - related party of $1,859.

For the nine months ended September 30, 2022, we recorded net income of $6,769,548, which resulted from a gain on fair value of warrant liability of $6,949,642 and interest and dividend income on investments held in the Trust Account in the amount of $1,684,938, offset by operating and formation costs of $1,865,032.

Liquidity, Going Concern and Capital Resources

For the nine months ended September 30, 2023, net cash used in operating activities was $742,860, which was due to interest and dividend income on the investments held in the Trust Account of $9,090,382, offset by net income of $7,947,874, the change in fair value of the warrant liability of $241,183, the change in fair value of the convertible promissory note - related party of $1,859, and changes in working capital of $156,606.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,120,106, which was due to the change in fair value of the warrant liability of $6,949,642 and interest and dividend income on the investments held in the Trust Account of $1,684,938, partially offset by net income of  $7,947,874 and changes in working capital of $744,926.

For the nine months ended September 30, 2023, net cash provided by investing activities was $140,388,808, which was due to cash withdrawn from the Trust Account to pay redeeming shareholders of $140,838,808, offset by cash deposited into the Trust Account of $450,000

There were no cash flows from investing activities for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, net cash used in financing activities was $140,113,808, which was due to payments of cash to redeeming shareholders of $140,838,808, offset by proceeds from the convertible promissory note - related party of $725,000.

There were no cash flows from financing activities for the nine months ended September 30, 2022.

As of September 30, 2023 and December 31, 2022, we had cash of $259,009 and $726,869 held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.

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

As of September 30, 2023, we had $259,009 in cash held outside of the Trust Account and a working capital deficit of $1,126,141, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that our attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying unaudited condensed financial statements). In August 2023, we entered into a $1,500,000 Working Capital Loan (as defined in Note 5) with APTM Sponsor Sub LLC to help cover monthly Trust Account contributions and other working capital needs. There is no guarantee that these funds will be sufficient to support all of our working capital needs.

The Company will have until July 30, 2024 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2024 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the July 30, 2024 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 or December 31, 2022.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Sponsor to purchase an aggregate of 12,059,166 shares, or the effects of the 24,166 warrants that would be issuable upon conversion of the Working Capital Loan (as defined in Note 5) in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. On July 27, 2023, 13,532,591 Class A ordinary shares were tendered for redemption by shareholders for a total value of $140,838,808. The payment of these shares took place on August 1, 2023, after which 14,717,409 Class A ordinary shares subject to possible redemption remained outstanding.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Convertible Promissory Note - Related Party

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. Using the fair value option, the Working Capital Loan is required to be recorded at its initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the proceeds from issuance of the Working Capital Loan and the fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any changes in the estimated fair value of the Working Capital Loan are recognized as non-cash gains or losses in the condensed statements of operations. As of September 30, 2023, the principal amount outstanding under the Working Capital Loan was $725,000.

The fair value of the Working Capital Loan of $154,200 is shown on the condensed balance sheets as of September 30, 2023. The fair value of the Working Capital Loan upon issuance was $152,341. See Note 9 for the valuation methodology and significant inputs used to estimate the fair value.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of September 30, 2023 and December 31, 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Alpha Partners Technology Merger Corp.

Date: November 17, 2023	By:	/s/ Matthew R. Krna
Matthew R. Krna
Chief Executive Officer

Alpha Partners Technology Merger Corp.

Date: November 17, 2023	By:	/s/ Sean O’Brien
Sean O’Brien
Chief Financial Officer