Form 10-K
period 2023-12-31
Plum Acquisition Corp. III
filed 2024-07-01
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-40677

PLUM ACQUISTION CORP. III

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1581691
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2021 Fillmore St., #2089, San Francisco, CA	94115
(Address of principal executive offices)	(Zip Code)

+1 (929) 529-7125

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the Units, par value $0.0001 per share	PLMJ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PLMJW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant to acquire one Class A ordinary share	PLMJU	The Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $301,922,550.00.

There were 3,149,199 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on June 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination and continue as a going concern;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurances that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to Plum Acquisition Corp. III (f/k/a Alpha Partners Technology Merger Corp.). References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” refer to Mercury Capital, LLC, a Delaware limited liability company. References to the “Original Sponsor” refer to Alpha Partners Technology Merger Sponsor LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the holders of Founder Shares.

Item 1. Business

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

Our Sponsor is Mercury Capital, LLC, a Delaware limited liability company (the “Sponsor”). Our original Sponsor was Alpha Partners Technology Merger Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for our initial public offering (“IPO,” “Initial Public Offering” or the “public offering”) was declared effective on July 27, 2021. On July 30, 2021, we consummated our IPO of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $13.75 million, of which $8.75 million was for deferred underwriting commissions (see Note 3 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023). We granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the IPO price to cover over-allotments, if any. On August 3, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,250,000 Units (the “Over-Allotment Units”) occurred on August 5, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $32.5 million (the “Over-Allotment Proceeds”).

Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) of 800,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Original Sponsor and anchor investors, generating gross proceeds of $8.0 million (see Note 4 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023). Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Original Sponsor of 65,000 units (the “Additional Private Placement Units”), generating total proceeds of $650,000 (the “Private Placement Proceeds” and, together with the “Over-Allotment Unit Proceeds”, the “Proceeds”).

Upon the closing of the IPO and the Private Placement, approximately $282.5 million ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In addition, a certain anchor investor advanced an aggregate amount of approximately $500,681 to the Company to cover the purchase of Private Placement Units. In April 2021, the Company repaid $681 to the anchor investor. Upon the closing of the Initial Public Offering, the remaining advance of $500,000 was applied to the purchase of the Private Placement Units which the Company has since repaid.

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

As approved by its stockholders at the extraordinary general meeting held on July 27, 2023 (the “July Extraordinary General meeting, the Company filed the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) on July 28, 2023, which extended the date by which the Company has to consummate a business combination from July 30, 2023 to July 30, 2024, or such earlier date as shall be determined by the Company’s board of directors. In connection with the July Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account.

As approved by its stockholders at the January 2024 Extraordinary General Meeting, the Company filed an amended and restated memorandum and articles of association (the “Second Amended and Restated Memorandum and Articles of Association”) on February 1, 2024, which (i) extended the date by which the Company has to consummate a business combination from July 30, 2024 to January 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) changed the name of the Company from Alpha Partners Technology Merger Corp. to Plum Acquisition Corp. III.

On December 27, 2023, the Company, the Original Sponsor, and Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial business combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and Sponsor has assumed all obligations relating to the Company. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

In connection with the January 2024 Extraordinary General Meeting, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After the redemptions, $24,629,032 remained in the Company’s Trust Account.

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

As of December 31, 2023, we have not selected any business combination prospective partner and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination prospective partner. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a prospective partner business, other than our officers and directors. Accordingly, there is no current basis for investors in the public offering to evaluate the possible merits or risks of the prospective partner business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular prospective partner business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a prospective partner business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a prospective partner business.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Second Amended and Restated Memorandum and Articles of Association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (excluding the private placement shares underlying the private placement units and other than in a public offering);

●	Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the prospective partner business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination, regardless of whether such shareholder votes on such proposed initial business combination, and if they do vote, regardless of whether they vote for or against such proposed initial business combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares acquired during or after the public offering by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination).

Limitations on Redemptions

Our Second Amended and Restated Memorandum and Articles of Association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the prospective partner or its owners, (ii) cash to be transferred to the prospective partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares (excluding the private placement shares underlying the private placement units) or seek to amend our Second Amended and Restated Memorandum and Articles of Association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our Second Amended and Restated Memorandum and Articles of Association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 8,975,001, or 35.9% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised) of the 25,000,000 public shares sold in the public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination).

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Second Amended and Restated Memorandum and Articles of Association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Second Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Second Amended and Restated Memorandum and Articles of Association provide that we will have only 24 months from the closing of the public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of the public offering or by the extended date to complete an initial business combination of January 30, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding taxes) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of the public offering. Our Second Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of the public offering or by the extended date to complete an initial business combination of January 30, 2025 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination), unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded with up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the public offering or by the extended date to complete an initial business combination of January 30, 2025, (ii) in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination), or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Second Amended and Restated Memorandum and Articles of Association, like all provisions of our Second Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote.

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

Facilities

We currently maintain our executive offices at 2021 Fillmore St. #2089, San Francisco, CA 94115.

Employees

We currently have two executive officers: Kanishka Roy and Steven Handwerker. Until December 28, 2023, Matt Krna and Sean O’Brien served as executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a prospective partner business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We maintain a website at https://plumpartners.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 2021 Fillmore St. #2089, San Francisco, CA 94115 or by telephone at +1 (929) 529-7125.

Item 1A. Risk Factors

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

RISKS RELATING TO OUR SEARCH FOR, AND CONSUMMATION OF OR INABILITY TO

CONSUMMATE, A BUSINESS COMBINATION

Our working capital position and our proximity to the deadline for completing the initial business combination raise substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, the Company had $0 in cash held outside of the Trust Account. On January 3, 2024 the Company entered into a subscription agreement by and among the Company, Mercury Capital, LLC and Palmeira Investment Limited (the “Subscription Agreement”) whereby the Company may raise up to $1,500,000. Even with the Subscription Agreement the Company may not have sufficient cash to operate for at least the next 12 months from the issuance of the financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans. There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The Company will have until January 30, 2025 to complete a Business Combination. If a Business Combination is not consummated by January 30, 2025 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements—Going Concern, management has determined the factors disclosed above and the January 30, 2025 Business Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our Sponsor and Original Sponsor own, on an as-converted basis, 34.12% of our outstanding ordinary shares (excluding the private placement shares underlying the private placement units) immediately following the completion of the public offering. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Second Amended and Restated Memorandum and Articles of Association will provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to the shares owned by our Original Sponsor and shares owned by our Sponsor, we would need 3,594,955, or 15.9% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised) of the 25,000,000 public shares sold in the public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. If we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our search for a business combination, and any prospective partner business with which we ultimately consummate a business combination, may be materially adversely affected global economic and geopolitical events and the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by global economic and geopolitical events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. As a result of the ongoing Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Finally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to consummate an initial business combination by January 30, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable prospective partner business and consummate an initial business combination by January 30, 2025. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding tax), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Second Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Insufficient cash held outside of the trust account could limit the amount available to fund our search for a prospective partner business or businesses and our ability to complete our initial business combination, and we will require us to depend on loans from our Sponsor, its affiliates or members of our management team or other potential lenders to fund our search and to complete our initial business combination.

Of the net proceeds of the public offering and the sale of the private placement units, approximately $1,750,000 was available to us initially outside the trust account to fund our working capital requirements. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a prospective partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep prospective partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such prospective partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a prospective partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective partner business.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Second Amended and Restated Memorandum and Articles of Association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) that provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. Since our initial public offering, the proceeds held in the trust account have only been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Second Amended And Restated Memorandum And Articles Of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within the combination period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state, and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. The Commission has, in the past year, adopted certain rules and may, in the future adopt other such rules, which may have a material effect on our activities and on our ability to consummate an initial business combination. .

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

We may pursue business combination opportunities in any sector, except that we will not, under our Second Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific prospective partner business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular prospective partner business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular prospective partner business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a prospective partner business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination prospective partner. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Since our Sponsor, Original Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the public offering), a conflict of interest may arise in determining whether a particular business combination prospective partner is appropriate for our initial business combination.

On February 5, 2021, an affiliate of our Original Sponsor paid $25,000, or approximately $0.003 per unit, to cover for certain offering costs in consideration for 7,187,500 founder units consisting of 7,187,500 founder shares and 2,395,833 founder warrants. Prior to the initial investment in the Company of $25,000 by the affiliate of our Original Sponsor, the Company had no assets, tangible or intangible. The per unit price of the founder units was determined by dividing the amount contributed to the Company by the number of founder units issued. In connection with the expiration of the underwriter’s over-allotment option, our Original Sponsor surrendered 125,000 founder shares. As such, our initial shareholders collectively owned 20% of our issued and outstanding shares as of our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Original Sponsor and anchor investors have purchased an aggregate of 865,000 private placement units, for a purchase price of $8,650,000 in the aggregate. If we do not consummate an initial business within approximately 42 months from the closing of the public offering, the private placement units (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a prospective partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 42-month anniversary of the closing of the public offering nears, which is approximately the deadline for our consummation of an initial business combination.

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

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the public offering and the sale of the private placement units provided us with $272,612,500 in the trust account that we may use to complete our initial business combination. Currently, the balance of the trust account is $24,629,032 after redemptions in connection with extraordinary general meetings to extend the date by which we may complete our initial business combination.

We may effectuate our initial business combination with a single-prospective partner business or multiple-prospective partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one prospective partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several prospective partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our Second Amended and Restated Memorandum and Articles of Association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Second Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Second Amended and Restated Memorandum and Articles of Association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our Second Amended and Restated Memorandum and Articles of Association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within approximately 42 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination). To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Second Amended and Restated Memorandum and Articles of Association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Second Amended and Restated Memorandum and Articles of Association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Second Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the public offering and the sale of the private placement units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares; provided that the provisions of our Second Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors or to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially owned, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of the public offering (excluding the private placement shares underlying the private placement units and assuming they do not purchase any units in the public offering), will participate in any vote to amend our Second Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. We do not require any additional votes from public shareholders to approve a special resolution. As a result, we may be able to amend the provisions of our Second Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Second Amended and Restated Memorandum and Articles of Association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within approximately 42 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination), unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our Original Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Original Sponsor, and our officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of this prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

Because we have not yet selected any prospective partner business we cannot ascertain the capital requirements for any particular transaction. we may be required to seek additional financing or to abandon the proposed business combination for a variety of reasons, such as the terms of negotiated transactions to purchase share sin connection with our initial business combination, redemptions in connection with our initial business combination, or insufficient funds held outside of the trust account. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative prospective partner business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the prospective partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the prospective partner business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the public offering, our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Our initial shareholders and Sponsor currently own approximately 34.12% of our issued an outstanding ordinary shares as of December 31, 2023. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Second Amended and Restated Memorandum and Articles of Association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately-negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the IPO prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors or to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

A material weakness in our internal control over financial reporting has been identified.

In connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2023, our management identified a material weaknesses in our internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to the compliance with an agreement we entered during the fiscal year ended December 31, 2023, and the recording of necessary accruals in relation to that agreement. While we have processes in place to identify and appropriately apply applicable accounting requirements, we did not identify certain stipulations in the Trust Agreement, and accordingly failed to make appropriate accounting entries.

Management has implemented remediation steps to improve our internal control over financial reporting. However, we cannot assure investors that our efforts will be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If we are unable to remediate the identified deficiency or maintain effective internal controls, we may fail to accurately report our results or prevent the occurrence of malpractices or errors. Failure or ineffectiveness in our internal controls could have a material adverse effect on the business.

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

In addition, our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential prospective partner business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Second Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

RISKS RELATING TO OUR SECURITIES

If we have not consummated an initial business combination within approximately 42 months from the closing of the public offering, our public shareholders may be forced to wait beyond such 42 months before redemption from our Trust Account.

If we have not consummated an initial business combination within approximately 42 months from the closing of the public offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and subject to any withholding tax), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Second Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 42 months from the closing of the public offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Second Amended and Restated Memorandum and Articles of Association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our Second Amended and Restated Memorandum and Articles of Association. Our Second Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Second Amended and Restated Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Second Amended and Restated Memorandum and Articles of Association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 184,417,591 and 12,937,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our Second Amended and Restated Memorandum and Articles of Association. Immediately after the public offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in the section entitled “Description of Securities—Warrants—Public Shareholders’ Warrants” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-253221) or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our Second Amended and Restated Memorandum and Articles of Association will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our Second Amended and Restated Memorandum and Articles of Association, like all provisions of our Second Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

We account for our warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because our warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each of the warrants as a liability at its fair value which will be estimated using an internal valuation model. The Company utilized a binomial/lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. As of December 31, 2023 the Founder Warrants, and Private Warrants are classified as level 2 due to the use of an observable market quote for a similar asset in an active market. The impact of changes in the fair value of our warrants on our earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential prospective partners may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a prospective partner business.

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

Provisions in our Second Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Second Amended and Restated Memorandum and Articles of Association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within approximately 42 months from the closing of the public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our initial business combination), and (iii) the redemption of our public shares if we have not consummated an initial business within approximately 42 months from the closing of the public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within approximately 42 months from the closing of the public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Second Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Our corporate affairs will be governed by our Second Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state, and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other such rules, which may have a material effect on our activities and on our ability to consummate an initial business combination, including the SPAC Rules described below.

The SEC has recently issued rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rules may cause us to liquidate the funds in the Trust Account or liquidate Plum at an earlier time than we might otherwise choose.

The SPAC Rules require, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since our initial public offering (“IPO”), our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We do not engage any assessors, consultants, auditors, or other third parties in connection with any processes for accessing, identifying, and managing material risks from cybersecurity threats. Our board of directors (the “Board”) is generally responsible for the oversight of risks from cybersecurity threats, if there are any. If management determined that there was a cybersecurity incident, management would bring the incident to the Board. Management has no formal committee relating to cybersecurity, nor does any personnel have any specific experience relating to cybersecurity.

We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties

We currently maintain our executive offices at 2021 Fillmore St. #2089, San Francisco, California 94115. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are listed on Nasdaq under the symbols “PLMJU,” “PLMJ” and “PLMJW,” respectively.

Holders

As of June 20, 2024, there were 18 holders of record of our units, 1 holder of record of our Class A ordinary shares, 2 holders of record of our Class B ordinary shares and 1 holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None.

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

Simultaneously with the closing of the IPO, we consummated the Private Placement of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit with the Original Sponsor and anchor investors, generating gross proceeds of $8.0 million (see Note 4 to our financial statements included in this Report). Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Original Sponsor of 65,000 units, generating total proceeds of $650,000. Of the $291,150,000 in proceeds we received from our initial public offering and the sale of the Private Placement Units, a total of $272,500,000, including $9,887,500 payable to the underwriter for deferred underwriting commissions, was placed in the Trust Account. In connection with the July Extraordinary General Meeting and the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal (each as defined below), the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $140,838,808. After the redemptions, $153,169,659 remained in our Trust Account. As a result of the Extension Proposal being approved by our shareholders, the Sponsor, or its designee is required to make monthly payments to us equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding and is not redeemed in connection with the Extension for each of the twelve (12) subsequent calendar months commencing on July 30, 2023 to the earlier of the Termination Date as extended by the Extension Proposal and the consummation of an initial Business Combination, which amount will be deposited into the Trust Account. On August 2, 2023, September 7, 2023, October 10, 2023, November 10, 2023, January 10, 2024, and January 25, 2024, $225,000 was deposited into the Company’s Trust Account. As of December 31, 2023, there was a $225,000 deposit into the Trust Account due from related parties representing the extension contribution for December 2023 pursuant to the Purchase Agreement. On January 29, 2024, the Board approved an amended extension proposal, extending the time the Company must complete an initial business combination to January 30, 2025, without the need for any additional extension contributions.

In connection with the Extension Proposal on January 29, 2024, the holders of 12,433,210 shares elected to redeem at approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After redemptions, $24,629,032 remained in the Trust Account. The shareholders approved the Extension Proposal providing until January 30, 2025 to complete an initial business combination.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Report.

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

Simultaneously with the closing of the IPO, we consummated the Private Placement of 800,000 units, at a price of $10.00 per Private Placement Unit with Alpha Merger Technology Sponsor LLC (the “Original Sponsor”), generating gross proceeds of $8.0 million. Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the Private Placement with the Original Sponsor of 65,000 Additional Private Placement Units, generating total proceeds of $650,000.

Upon the closing of the IPO, the Private Placement, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Units, approximately $282.5 million of the net proceeds were placed in a Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In addition, a certain anchor investor advanced an aggregate amount of approximately $500,681 to the Company to cover the purchase of Private Placement Units. In April 2021, the Company repaid $681 to the anchor investor. Upon the closing of the IPO, the remaining advance of $500,000 was applied to the purchase of the Private Placement Units which the Company has since repaid.

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

As of December 31, 2023 and 2022, we held cash of $0 and $726,869, respectively, current liabilities of $805 and $1,268,564, and deferred underwriting commissions of $0 and $9,887,500 respectively. On December 27, 2023, the underwriters agreed to waive their rights to their portion of the fee payable by us for deferred underwriting commissions, with respect to any potential business combination of us. Of the total $9,887,500 waived fee, $9,551,325 was recorded as a reduction to accumulated deficit and $336,175 was recorded as a gain on the waiver of deferred underwriting commissions by underwriters in the consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

On December 27, 2023, the Company, the Original Sponsor, and Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial business combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and Sponsor has assumed all obligations relating to the Company. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

On January 29, 2024, the Company held an Extraordinary General Meeting whereby our shareholders approved an amendment to our Amended and Restated Memorandum And Articles Of Association in order to (i) extend the date by which we must consummate our initial business combination, cease our operations and redeem all of our Class A ordinary shares (the “Extension Proposal”) to January 30, 2025, and (ii) change the name of the Company to Plum Acquisition Corp. III. In connection with the January 2024 Extraordinary General Meeting, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After the redemptions, $24,629,032 remained in the Company’s Trust Account.

Previous Business Combination

As part of a terminated business combination agreement, the Company received a payment from a previous business combination target entity of $374,975. That balance represented a penalty if the target entity terminated the agreement. The target entity reimbursed the Company for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed.

Extraordinary General Meeting

On July 27, 2023, we held the July Extraordinary General Meeting whereby our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association (the “Amendment”) in order to (i) extend the date by which we must consummate our initial business combination, cease our operations and redeem all of our Class A ordinary shares (the “Extension Proposal”) to July 30, 2024, (ii) provide for the right of a holder of our Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”), and (iii) eliminate from the Amended and Restated Memorandum and Articles of Association the limitation that we shall not redeem Public Shares, including any shares issued in exchange thereof to the extent that such redemption would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limit” and, such proposal, the “Redemption Limitation Proposal”).

We filed the Amendment with the Registrar of Companies in the Cayman Islands on July 28, 2023.

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $140,838,808. After the redemptions, $153,169,659 remained in our Trust Account. As a result of the Extension Proposal being approved by our shareholders, the Original Sponsor, or its designee is required to make monthly payments to us equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding and is not redeemed in connection with the Extension for each of the twelve (12) subsequent calendar months commencing on July 30, 2023 to the earlier of the Termination Date as extended by the Extension Proposal and the consummation of an initial Business Combination, which amount will be deposited into the Trust Account. On August 2, 2023, September 7, 2023, October 10, 2023, November 10, 2023, January 10, 2024, and January 25, 2024, $225,000 was deposited into the Company’s Trust Account. As of December 31, 2023, there was a $225,000 deposit into the Trust Account due from related parties representing the extension contribution for December 2023 pursuant to the Purchase Agreement. On January 29, 2024, our Board approved an amended extension proposal, extending the time the Company must complete an initial business combination to January 30, 2025, without the need for any additional extension contributions.

To cover these monthly payments and other associated operating expenses, a newly formed affiliate of the Original Sponsor, APTM Sponsor Sub LLC, is providing an Extension Loan Facility (as defined in Note 5, the “Working Capital Loan”) to us in the principal sum of $1,500,000, expected to be funded on an as-needed basis with the first draw on August 24, 2023. The principal balance shall be payable on the earlier of (i) the date on which we liquidate our Trust Account or (ii) the date on which we consummate a Business Combination. If a Business Combination is not consummated, the Working Capital Loan will be repaid solely to the extent that we have funds available to us outside of our Trust Account, and all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. Interest does not accrue on the Working Capital Loan. Officers and directors of the Company and their affiliated entities (the “Insiders”) have committed to fund up to the entire amount of the Working Capital Loan. At the election of APTM Sponsor Sub LLC, some or all of the principal amount of the Working Capital Loan may be converted into Private Placement Units of the Company at a price of $10.00 per unit. APTM Sponsor Sub LLC will have no other recourse to the Original Sponsor or to us.

On January 29, 2024, the Company held an Extraordinary General Meeting (the “January 2024 Extraordinary General Meeting”) whereby our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association in order to (i) extend the date by which we must consummate our initial business combination, cease our operations and redeem all of our Class A ordinary shares (the “Extension Proposal”) to January 30, 2025, and (ii) change the name of the Company to Plum Acquisition Corp. III. In connection with the Extension Proposal on January 29, 2024, the holders of 12,433,210 shares elected to redeem at approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After redemptions, $24,629,032 remained in the Trust Account. The shareholders approved the Extension Proposal providing until January 30, 2025 to complete an initial business combination.

As approved by its stockholders at the January 2024 Extraordinary General Meeting, the Company filed Second Amended and Restated Memorandum and Articles of Association on February 1, 2024, which (i) extended the date by which the Company has to consummate a business combination from July 30, 2024 to January 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) changed the name of the Company from Alpha Partners Technology Merger Corp. to Plum Acquisition Corp. III.

Letter of Intent

On July 26, 2023, we signed a non-binding letter-of-intent (“LOI”) for a business combination with Glowforge Inc. (“Glowforge”), creator of award-winning 3D laser printers.

Under the terms of the LOI, we would become a combined entity with Glowforge, with Glowforge’s existing equity holders rolling 100% of their equity into the combined public company. In the fourth quarter of 2023, the LOI was terminated.

Purchase Agreement

On December 27, 2023, the Company, the Original Sponsor and Mercury Capital, LLC (“Mercury Capital”) entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023 (the “Closing”), Mercury Capital (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, which Founder Units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of 2,030,860 Founder Units that the Original Sponsor placed in escrow at the Closing to the extent such Founder Units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial Business Combination, for an aggregate purchase price of $1. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

The Original Sponsor and Mercury Capital each agreed to pay $112,500 in extension contributions in each of December 2023 and January 2024. As of December 31, 2023, there was a $112,500 deposit into the Trust Account due from Mercury Capital and the Original Sponsor, respectively, representing the December 2023 extension contribution. In addition, pursuant to the terms of the Purchase Agreement, the Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing and will deliver Founder Units to Mercury Capital to the extent such liabilities are unsatisfied or the Original Sponsor’s obligation to make extension contributions is not satisfied.

Following the Closing, the Original Sponsor has no further obligations with respect to the Company and Mercury Capital assumed all obligations relating to the Company, including, (i) to cause the Company to file a proxy statement providing public investors of the Company with the option to accept a revised trust extension arrangement or redeem their Class A ordinary shares and receive their pro rata share of the Company’s Trust Account, (ii) to cause the Company to satisfy all of its public reporting requirements as well as taking all action to cause the Company to remain listed on Nasdaq, (iii) the payment of all extension contributions after January 2024 and working capital of the Company, at the discretion of Mercury Capital, and (iv) all other obligations of the Original Sponsor related to the Company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the years ended December 31, 2023 and 2022 were organizational activities and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023 we recorded net income of $10,418,629, which resulted from interest and dividend income on investments held in the Trust Account of $10,686,002, deal termination income of $374,975, a gain on a waiver of deferred underwriting commissions by underwriter allocated to Public Warrants of $336,175 , a gain on the changes in fair value of convertible promissory note - related party of $95,941, and interest income on the bank account of $654, partially offset by operating and formation costs of $833,935, and a loss on the changes in fair value of warrant liability of $241,183.

For the year ended December 31, 2022, we recorded net income of $9,055,597, which resulted from an unrealized gain on the change fair value of warrant liability of $7,793,783, interest and dividend income on investments held in the Trust Account in the amount of $4,074,730, partially offset by operating and formation costs of $2,812,916.

Liquidity, Going Concern and Capital Resources

For the year ended December 31, 2023, net cash used in operating activities was 1,558,003, which was due to interest and dividend income on the investments held in the Trust Account of $10,686,002, a gain on waiver of deferred underwriting commissions by underwriter of $336,175, and a gain on the changes in fair value of the convertible promissory note - related party of $95,941, partially offset by net income of $10,418,629, a loss on the changes in fair value of the warrant liability of $241,183, and changes in working capital of $1,099,697.

For the year ended December 31, 2022, net cash used in operating activities was $1,397,316, which was due to a gain on change in fair value of the warrant liability of $7,793,783 and interest and dividend income on the investments held in the Trust Account of $4,074,730, partially offset by net income of $9,055,597 and changes in working capital of $1,415,600.

For the year ended December 31, 2023, net cash provided by investing activities was $139,938,808, which was due to cash withdrawn from the Trust Account to pay redeeming shareholders of $140,838,808, partially offset by cash deposited into the Trust Account of $900,000

There were no cash flows from investing activities for the year ended December 31, 2022.

For the year ended December 31, 2023, net cash used in financing activities was $139,107,674, which was due to payments of cash to redeeming shareholders of $140,838,808 and a repayment of advance from the Original Sponsor of $6,000, offset by proceeds from promissory note - related party of $451,134, proceeds from the convertible promissory note - related party of $1,280,000 and proceeds of advance from the Original Sponsor of $6,000.

There were no cash flows from financing activities for the year ended December 31, 2022.

As of December 31, 2023, we had cash of $0 held outside the Trust Account. We used these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination company at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2023, the Original Sponsor has forgiven the funds loaned in connection with the working capital loan.

On January 3, 2024, we entered into the Subscription Agreement to raise capital up to $1,500,000 from the Investor to fund extension payments and working capital, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 20, 2024, $250,000 on May 6, 2024, and as otherwise called by Mercury Capital in its discretion. At the closing of the Company’s initial Business Combination, Mercury Capital will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial Business Combination does not occur, Mercury Capital will not forfeit any shares and Investor will not be entitled to any shares of the Company’s common stock in connection therewith.

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

We have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. As such, we may have insufficient funds available to operate our business for the next 12 months from the date of these financial statements. Furthermore, if we do not complete a business combination, we may have insufficient funds available to operate our business beyond the next 12 months. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2023, we had $0 in cash held outside of the Trust Account and a working capital surplus of $250,080, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying financial statements). There is no assurance that our attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying financial statements). In August 2023, we entered into a $1,500,000 Working Capital Loan (as defined in Note 5 of the accompanying financial statements) with APTM Sponsor Sub LLC to help cover monthly Trust Account contributions and other working capital needs. There is no guarantee that these funds will be sufficient to support all of our working capital needs On December 27, 2023, the APTM Sponsor Sub LLC has forgiven the outstanding principal balance on the Working Capital Loan. As of December 31, 2023 the outstanding balance on the Working Capital Loan is $0.

The Company will have until January  30, 2025 to complete a Business Combination. If a Business Combination is not consummated by January 30, 2025 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the January 30, 2025 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 or 2022.

Contractual Obligations

Registration and Shareholder Rights Agreement

The holders of the Founder Units, Private Placement Units, warrants underlying the Founder Units and Private Placement Units and units that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the warrants underlying the Founder Units and Private Placement Units and units issued upon conversion of the Working Capital Loans) have registration and shareholder rights to require us to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,650,000 in the aggregate, upon the closing of the IPO and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $9,887,500 in the aggregate will be payable to the underwriters for deferred underwriting commissions. On December 27, 2023, the underwriters agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $9,887,500 waived fee, $9,551,325 was recorded as a reduction to accumulated deficit and $336,175 was recorded as a gain on the waiver of deferred underwriting commissions by underwriters in the consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

Subscription Agreement

On January 3, 2024, the Company, Mercury Capital and Investor entered into a Subscription Agreement, pursuant to which Mercury Capital may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 20, 2024, $250,000 on May 6, 2024, and as otherwise called by Mercury Capital in its discretion. At the closing of the Company’s initial Business Combination, Mercury Capital will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial Business Combination does not occur, Mercury Capital will not forfeit any shares.

Prior to the consummation of the Company’s initial business combination, the Investor has the right to appoint one representative to the Board of Directors of the Company (the “Board”) and Mercury Capital agreed to vote its shares in favor of such representative. In addition, the Company agreed not to enter into a definitive agreement with respect to a proposed business combination without the prior written consent of Mercury Capital and the Investor.

Non-Redemption Agreements

The Company called the January 2024 Extraordinary General Meeting to approve, among other things, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the period of time by which the Company has to consummate an initial business combination to January 30, 2025 (the “Extension Amendment Proposal”).

The Company and Mercury Capital intend to enter into non-redemption agreements (the “Non-Redemption Agreements”) with certain shareholders of the Company pursuant to which, if such shareholders do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares (the “Non-Redeemed Shares”) in connection with the January 2024 Extraordinary General Meeting, Mercury Capital will agree to transfer to such investors ordinary shares of the Company held by Mercury Capital immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the January 2024 Extraordinary General Meeting.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,166 shares in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4 of the accompanying financial statements) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Second Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. On July 27, 2023, 13,532,591 Class A ordinary shares were tendered for redemption by shareholders for a total value of $140,838,808. The payment of these shares took place on August 1, 2023, after which 14,717,409 Class A ordinary shares subject to possible redemption remained outstanding. In connection with the January 2024 Extraordinary General Meeting, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After the redemptions, $24,629,032 remained in the Company’s trust account.

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

Convertible Promissory Note - Related Party

We account for the Working Capital Loan (as defined in Note 5 of the accompanying financial statements) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. Using the fair value option, the Working Capital Loan is required to be recorded at its initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the proceeds from issuance of the Working Capital Loan and the fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any changes in the estimated fair value of the Working Capital Loan are recognized as non-cash gains or losses in the statements of operations. As of December 31, 2023, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. See Note 9 of the accompanying financial statements for the valuation methodology and significant inputs used to estimate the fair value.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3 of the accompanying financial statements) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5 of the accompanying financial statements) and Private Placement Warrants (as defined in Note 4 of the accompanying financial statements) was estimated using a Black-Scholes Option Pricing Model (see Note 9 of the accompanying financial statements). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of December 31, 2023 and 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its unaudited condensed financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements and notes thereto begin on page F-1 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management has identified a material weakness in internal controls related to the compliance with an agreement we entered during the fiscal year ended December 31, 2023, and the recording of necessary accruals in relation to that agreement. While we have processes in place to identify and appropriately apply applicable accounting requirements, we did not identify certain stipulations in the Trust Agreement, and accordingly failed to make appropriate accounting entries.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, management has concluded that, notwithstanding the material weakness described above, the Consolidated Financial Statements included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting at December 31, 2023 is not effective due to the material weakness over financial reporting as described above under “— Evaluation of Disclosure Controls and Procedures.”

Management’s Remediation Measures

Management has implemented remediation steps to improve our internal control over financial reporting. We will expand and improve our review process for complex agreements and the corresponding complex accounting requirements. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement the existing accounting professionals.

Management will continue to review and improve their internal controls over financial reporting to address the underlying causes of material weaknesses and control deficiencies. Such material weaknesses and control deficiencies will not be remediated until Plum’s remediation plan has been fully implemented, and it has concluded that its internal controls are operating effectively for a sufficient period of time.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Kanishka Roy	48	President, Chief Executive Officer, and Chairman
Steven Handwerker	36	Chief Financial Officer
Michael Dinsdale	51	Director
Alan Black	64	Director
David Sable	70	Director

Kanishka Roy has served as our President and Chief Executive Officer since January 3, 2024 and as Chairman of the board since March 20, 2024. Mr. Roy is a technology and finance veteran, with over 25 years of experience as a technology investment banker, public company executive, and growth investor. Mr. Roy is a co-founder and currently Managing Partner of Plum Partners, a late-stage investment company, since 2020 and currently Chairman and CEO of Plum Acquisition Corp. I and Plum Acquisition Corp. III - both special purpose acquisition companies traded on the Nasdaq Stock Market. From 2010 to 2019, Mr. Roy advised leading Software and Internet companies with mergers and acquisitions (M&A) and capital markets transactions. Mr. Roy served as the Global Head of Tech M&A Origination for Morgan Stanley, where he was responsible for initiating large, industry-transforming mergers, helping clients take a long-term view of the competitive landscape and implementing large, industry-shaping M&A transactions. Over his career, Mr. Roy has participated in over $100 billion of M&A transactions. From 2019 to 2020, he was Global CFO at SmartNews, a multi-billion-dollar AI company with over 20 million monthly average users, and led the strategic finance and growth of a rapidly growing company across multiple geographies. Mr. Roy started his career as a software engineer at two software startups, both of which were acquired by larger public companies, and also worked in executive strategy roles at IBM. Mr. Roy holds an undergraduate degree in Electrical & Computer Engineering and an MBA from the Tuck School of Business at Dartmouth.

Steven Handwerker has served as our Chief Financial Officer since March 20, 2024. Mr. Handwerker was the Chief Financial Officer of FinServ Acquisition Corp. II from 2021 until 2023. From 2019 to 2021, Mr. Handwerker served as a consultant for FinServ Acquisition Corp. I, and was involved in all aspects of its business and operations. Mr. Handwerker has more than 15 years of experience investing in and covering the financial services and FinTech industries. From 2013 to 2017, he was an Analyst at Citadel’s equity long/short hedge fund platform, covering companies within the financial services and FinTech sectors. Prior to Citadel, Mr. Handwerker was an Investment Banking Analyst in Barclays’ Financial Institutions Group from 2010 to 2013. He received his BBA from Emory University.

Michael Dinsdale has served as a director since January 2, 2024. Mr. Dinsdale has embodied the “modern unicorn” CFO for over 20 years, with strategic expertise in building high-growth international companies that consistently exceed growth targets. Mr. Dinsdale has successfully secured over $1 billion in financing and been part of great teams generating more than $100 billion in value. Since 2021, Mr. Dinsdale has served as the Managing Director of Akkadian Ventures. Prior to that, Mr. Dinsdale was the CFO for Gusto from 2017 to 2020 and prior to that was CFO at two generational, market leading software companies: DoorDash, from 2016 to 2017, and DocuSign, where he also served as Chief Growth Officer, from 2010 to 2016. In addition to his role at Plum, Mr. Dinsdale serves as a Venture Partner at Akkadian Ventures, a late-stage venture fund, and as a board member for private software companies. Mr. Dinsdale earned a BS in engineering from the University of Western Ontario and an MBA from McMaster University. Mr. Dinsdale holds the CFA designation and competed with the Canadian National Sailing Team in the 1996 Olympic trials. He also serves on the Board of Directors for WildAid.

Alan Black has served as a director since January 2, 2024. Mr. Black founded Surfspray Capital, LLC in 2017 through which he has advised over a dozen companies including Looker Data Sciences where he served on the Board and was Chair of the Audit Committee (acquired by Google in 2019); Bill.com Holdings (2019 IPO), HashiCorp (2021 IPO), and private software companies including Intercom, Komodo Health, Mattermost, Netlify, Nozomi Networks, and others. He brings more than 35 years of experience as an executive leading public and private software enterprises, including IPO experience as CFO at Zendesk (2014 IPO) and Openwave Systems (1999 IPO). In between those companies, Mr. Black was President and CEO of Intelliden (acquired by IBM in 2010). Mr. Black currently sits on the boards of Nextiva, Inc., Matillion Limited, and Plum Acquisition Corp. I, a special purpose acquisition company traded on Nasdaq. He holds a Bachelors of Commerce and a Graduate Diploma in Public Accountancy degrees from McGill University in Montreal, Canada, and serves as the co-Chair of McGill’s Board of Advisors for the Western United States. Mr. Black is now retired from active membership in the Institute of Chartered Accountants of Ontario (Canada) and Society of Certified Public Accountants (California), in which professional organizations he was a licensed member for over two decades.

David Sable has served as a director since January 2, 2024. Mr. Sable has served as a director of SILVERspac Inc., a special purpose acquisition company, since September 2021. Mr. Sable is a Founding Partner of DoAble LLC, a marketing consultancy. He currently serves as a member of the board of directors of Ethan Allen Interiors Inc. (NYSE: ETD) since November 2021 and of American Eagle Outfitters Inc. (NYSE: AEO) since October 2016. He served as a Senior Advisor to WPP plc. (NYSE: WPP) from January 2019 until March 2021. Previously he was Chairman of VMLY&R, a member of WPP plc., in 2019. Prior to this role, he had served as the Global Chief Executive Officer of Young and Rubicam LLC, until its subsequent merger with VMLY&R. Mr. Sable also served at Wunderman, Inc., a leading customer relationship manager and digital unit of WPP plc as Vice Chairman and Chief Operating Officer, from August 2000 to February 2011. Mr. Sable was previously a Founding Partner and Executive Vice President and Chief Marketing Officer of Genesis Direct, Inc. from June 1996 to September 2000. Mr. Sable serves on the U.S. Fund for United Nations Children’s Fund (UNICEF’s) National Board, is a past Chair of the Ad Council’s board of directors, is an executive board member of the United Negro College Fund, and sits on the International Board of the Special Olympics. Mr. Sable attended New York University and Hunter College.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of David Sable, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Alan Black, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mike Dinsdale and Kanishka Roy, will expire at our third annual general meeting.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Second Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Second Amended and Restated Memorandum and Articles of Association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. We have 3 “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that Alan Black, David Sable, and Michael Dinsdale are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Committees of the Board of Directors

Audit Committee

Alan Black, David Sable, and Michael Dinsdale serve as members of our audit committee. Our board of directors has determined that each of them are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Black serves as the chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Dinsdale qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the public offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Alan Black, David Sable, and Michael Dinsdale. Mr. Dinsdale serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of them are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in our nominating committee charter, generally provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education, or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

The members of our compensation committee are Alan Black, David Sable, and Michael Dinsdale. Mr. Dinsdale serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of them are independent. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. The Company maintains committee charters on our website at https://www.plumpartners.com.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Second Amended and Restated Memorandum and Articles of Association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the prospective partner business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our Second Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

We cannot assure you that any conflicts will be resolved in our favor.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Second Amended and Restated Memorandum and Articles of Association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Second Amended and Restated Memorandum and Articles of Association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We have also entered into indemnity agreements with them.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our Original Sponsor for office space, secretarial, research and administrative services provided to us, and other obligations of our Original Sponsor, in the amount of up to $55,000 per month. In addition, our Original Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying prospective partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Original Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Original Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of January 3, 2024, by:

●	each person known by us to be a beneficial owner of more than 5% of our issued and ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The following table is based on 22,644,909 ordinary shares outstanding at January 3, 2023,(1) of which 15,582,409 were Class A ordinary shares and 7,062,500 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Issued and Outstanding Ordinary Shares
Directors and Named Executive Officers
Kanishka Roy(2)	3,902,648	17.23%
Steven Handwerker	—	—
Michael Dinsdale	—	—
Alan Black	—	—
David Sable	—	—
All officers and directors as a group	3,902,648	17.23%
Five Percent Stockholders
Mercury Capital, LLC(2)	3,902,648	17.23%
Alpha Partners Technology Merger Sponsor LLC(3)	3,824,852	16.89%
Polar Asset Management Partners Inc.(4)	1,000,000	4.42%
Millennium Management LLC(5)	1,324,566	5.85%
Westchester Capital Management, LLC(6)	1,243,965	5.49%

(1)	In connection with the January 2024 Extraordinary General Meeting, 12,433,210 ordinary shares redeemed. As of June 20, 2024, there are 3,149,199 Class A ordinary shares and 7,062,500 Class B ordinary shares outstanding.

(2)	Consists of Class A Ordinary Shares issuable upon conversion of Class B Ordinary Shares forming part of 3,902,648 founder units. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders. The business address of Mercury Capital, LLC is 2021 Fillmore St. #2089, San Francisco, CA 94115. Kanishka Roy serves as manager for Mercury Capital and may be deemed to beneficially own shares held by Mercury Capital by virtue of his control over Mercury Capital. Mr. Roy disclaims beneficial ownership of such shares other than to the extent of his pecuniary interest in such shares.

(3)	Consists of (i) Class A Ordinary Shares issuable upon conversion of Class B Ordinary Shares forming part of 3,159,852 founder units, and (ii) Class A Ordinary Shares forming part of 865,000 Class A private placement units. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders. Does not include the ordinary shares underlying the private placement units purchased by the anchor investors in connection with the closing of the IPO. The business address of Alpha Partners Technology Merger Sponsor LLC is Empire State Building, 20 West 34th Street, Suite 4215, New York, NY 10001.

(4)	Based on a Schedule 13G filed by Polar Asset Management Partners Inc. on February 9, 2024. Represents shares held by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares directly held by PMSMF. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	Based on a Schedule 13G/A filed by Integrated Core Strategies (US) LLC, ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (together, the “Reporting Persons”) on February 14, 2024. Integrated Core Strategies (US) LLC may be deemed to have beneficial ownership of 1,324,566 Class A ordinary shares. ICS Opportunities II LLC may be deemed to have beneficial ownership of 0 Class A ordinary shares. ICS Opportunities, Ltd. may be deemed to have beneficial ownership of 0 Class A ordinary shares. Millennium International Management LP may be deemed to have beneficial ownership of 0 Class A ordinary shares. Millennium Management LLC, Millennium Group Management LLC and Mr. Englander may be deemed to have beneficial ownership of 1,324,566 Class A ordinary shares. The address of the principal business office of each Reporting Person is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

(6)	Based on a Schedule 13G/A filed by Westchester Capital Management, LLC, Westchester Capital Partners, LLC, Virtus Investment Advisers, Inc., and The Merger Fund (collectively, “Westchester”) on February 14, 2024. As of December 31, 2023, Westchester Capital Management, LLC may be deemed to have beneficial ownership of 1,243,965 Class A ordinary shares. Westchester Capital Partners, LLC may be deemed to have beneficial ownership of 4,861 Class A ordinary shares. Virtus Investment Advisers, Inc. may be deemed to have beneficial ownership of 1,195,355 Class A ordinary shares. The Merger Fund may be deemed to have beneficial ownership of 1,146,417 Class A ordinary shares. The address of the principal business office of each of Westchester is 100 Summit Drive, Valhalla, NY 10595.

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

Equity Compensation Plans

As of December 31, 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Related Party Transactions

Our Board of Directors reviews and approves or ratifies of all related person transactions. The Board reviews, with certain exceptions set forth in  Item 404  of  Regulation S-K  promulgated under the  Exchange Act , any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years and a related person had, has or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. As provided by our Audit Committee charter, our Audit Committee is responsible for reviewing and approving in advance the related party transactions covered by our related transaction policies and procedures.

A related party transaction reviewed will be considered approved or ratified if it is authorized by the Audit Committee of our Board or the chairperson of the Audit Committee in accordance with the standards set forth in the policy after full disclosure of the related party’s interests in the transaction. As appropriate for the circumstances, the Audit Committee or the chairperson of the Audit Committee, as applicable, shall review and consider:

●	the related party’s interest in the transaction;
●	the approximate dollar value of the amount involved in the related party transaction;
●	the approximate dollar value of the amount of the related party’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in our ordinary course of business;
●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;
●	required public disclosure, if any; and
●	any other information regarding the related party transaction in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Founder Shares

On February 5, 2021, an affiliate of our Original Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of us in exchange for the issuance of 7,187,500 Founder Units, which were subsequently transferred to our Sponsor. Each Founder Unit consists of one Class B ordinary share and one-third of one warrant (the “Founder Warrants”) that has the same terms as the Private Placement Warrants (2,395,833 Founder Warrants in the aggregate). The Class B ordinary shares included in the Founder Units included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that our Original Sponsor will own, on an as-converted basis, 20% of our issued and outstanding shares upon completion of the Initial Public Offering. The Founder Warrants included an aggregate of up to 312,500 Founder Warrants subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. On August 5, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units, leaving 125,000 Class B ordinary shares and 41,667 Founder Warrants subject to forfeiture. On September 11, 2021, the remaining option expired. As a result, 125,000 Class B ordinary shares and 41,667 Founder Warrants were forfeited.

Our Original Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell (i) any of their Founder Units or Founder Shares until the earliest of (A) one year after the completion of an initial Business Combination and (B) subsequent to an initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property and (ii) any of their Founder Warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of an initial Business Combination. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, the Founder Units or Founder Shares will be released from the lock-up.

On December 27, 2023, the Company, the Original Sponsor, and Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial business combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and Sponsor has assumed all obligations relating to the Company. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

The Company and Sponsor intend to enter into non-redemption agreements (the “Non-Redemption Agreements”) with certain shareholders of the Company pursuant to which, if such shareholders do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares (the “Non-Redeemed Shares”) in connection with the January 2024 Extraordinary General Meeting, Sponsor will agree to transfer to such investors ordinary shares of the Company held by Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting.

Private Placement

Simultaneously with the closing of the Initial Public Offering, our Original Sponsor and certain anchor investors purchased an aggregate of 800,000 Units at a price of $10.00 per private placement unit ($8,000,000 in the aggregate). Each Private Placement Unit is exercisable to purchase one Class A ordinary share (the “Private Placement Shares”) and one-third of one redeemable warrant (the “Private Placement Warrants”) at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 65,000 over-allotment Private Placement Units at a purchase price of $10.00 per unit in a private placement to our Original Sponsor, generating gross proceeds of $650,000.

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

Subscription Agreement

On January 3, 2024, the Company, Mercury Capital and Investor entered into a Subscription Agreement, pursuant to which Mercury Capital may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 20, 2024, $250,000 on May 6, 2024, and as otherwise called by Mercury Capital in its discretion. At the closing of the Company’s initial Business Combination, Mercury Capital will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial Business Combination does not occur, Mercury Capital will not forfeit any shares.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, the Company incurred expenses of $660,000 and $660,000, respectively, under this agreement and are included in operating and formation costs on the accompanying statement of operations. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Sponsor. The forgiveness of $110,000 of administrative support fees owed to the Sponsor is recognized as a deemed contribution – related party in the consolidated statements of changes in shareholders deficit. As of December 31, 2023 and 2022, the Company had no outstanding balance for accrued expenses - related party.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2023, there were no Working Capital Loans outstanding.

Accounts Payable – Related Party

Reimbursements - Related Party For the years ended December 31, 2023 and 2022, the Company paid $18,738 and $95,865, respectively, to the Original Sponsor as reimbursements for operating costs of the Company paid for by the Original Sponsor.

As of December 31, 2023 and 2022,$0 and $15,377 was payable by us to our Original Sponsor and various related parties for services related to the search for an initial Business Combination.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the years ended December 31, 2023 and December 31, 2022 totaled approximately $93,709 and $150,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2023 and 2022.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our IPO, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached exhibits index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 7, 2024).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (333-253221), filed with the SEC on March 12, 2021.
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

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40677), filed with the SEC on March 31, 2022.
10.1	Purchase Agreement, dated December 27, 2023, by and among Alpha Partners Technology Merger Corp., Alpha Partners Technology Merger Sponsor LLC and Mercury Capital, LLC (incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 5, 2024.
10.2	Subscription Agreement, dated January 3, 2024, by and among Palmeira Investment Limited, Alpha Partners Technology Merger Corp. and Mercury Capital, LLC (as incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 5, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Recovery Policy of Plum Acquisition Corp. III.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2024	PLUM ACQUISITION CORP. III

/s/ Kanishka Roy
	Name:	Kanishka Roy
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kanishka Roy	President and Chief Executive Officer	June 28, 2024
Kanishka Roy

/s/ Steven Handwerker	Chief Financial Officer	June 28, 2024
Steven Handwerker

/s/ Mike Dinsdale Mike Dinsdale	Director	June 28, 2024

/s/ Alan Black Alan Black	Director	June 28, 2024

/s/ David Sable David Sable	Director	June 28, 2024

PLUM ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Plum Acquisition Corp. III (f.k.a. Alpha Partners Technology Merger Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Plum Acquisition Corp. III (f.k.a. Alpha Partners Technology Merger Corp.) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before July 30, 2024 or to extend the business combination deadline by an additional six months through January 30, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to January 30, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond January 30, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, TX
June 28, 2024

PLUM ACQUISTION CORP. III

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$—	$726,869
Prepaid expenses	25,885	193,947
Extension contribution due from related parties	225,000	—
Total current assets	250,885	920,816
Investments held in Trust Account	157,330,245	286,583,051
Total Assets	$157,581,130	$287,503,867

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$38,866
Accounts payable - related party	—	15,377
Accrued expenses and other current liabilities	805	1,214,321
Total current liabilities	805	1,268,564
Warrant liabilities	723,550	482,367
Deferred underwriting fee payable	—	9,887,500
Total Liabilities	724,355	11,638,431

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 14,717,409 and 28,250,000 shares at redemption value of $10.71 and $10.14 per share at December 31, 2023 and December 31, 2022, respectively	157,555,245	286,583,051

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at December 31, 2023 and December 31, 2022; excluding 14,717,409 and 28,250,000 shares subject to possible redemption, respectively, at December 31, 2023 and December 31, 2022	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Additional paid-in capital	—	—
Accumulated deficit	(699,263)	(10,718,408)
Total Shareholders’ Deficit	(698,470)	(10,717,615)
Total Liabilities and Shareholders’ Deficit	$157,581,130	$287,503,867

The accompanying notes are an integral part of these financial statements.

PLUM ACQUISTION CORP. III

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating and formation costs	$833,935	$2,812,916
Loss from operations	(833,935)	(2,812,916)
Other income (expense):
Interest income on bank account	654	—
Interest and dividend income on investments held in Trust Account	10,686,002	4,074,730
Deal termination income	374,975	—
Gain on change in fair value of convertible promissory note - related party	95,941	—
(Loss) gain on change in fair value of warrant liabilities	(241,183)	7,793,783
Gain on waiver of deferred underwriting commissions by underwriter allocated to Public Warrants	336,175	—
Net income	$10,418,629	$9,055,597
Basic weighted average shares outstanding, Class A ordinary shares	23,294,132	29,115,000
Basic and diluted net income per share, Class A ordinary shares	$0.34	$0.25
Diluted weighted average shares outstanding, Class A ordinary shares	23,324,225	29,115,000
Diluted net income per share, Class A ordinary shares	$0.34	$0.25
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500
Basic and diluted net income per share, Class B ordinary shares	$0.34	$0.25

The accompanying notes are an integral part of these financial statements.

PLUM ACQUISTION CORP. III

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	865,000	$87	7,062,500	$706	$—	$(15,699,275)	$(15,698,482)
Remeasurement of Class A ordinary shares to redemption amount as of December 31, 2022	—	—	—	—	—	(4,074,730)	(4,074,730)
Net income	—	—	—	—	—	9,055,597	9,055,597
Balance as of December 31, 2022	865,000	$87	7,062,500	$706	$—	$(10,718,408)	$(10,717,615)
Waiver of deferred underwriting commissions by underwriter	—	—	—	—	—	9,551,325	9,551,325
Deemed contribution for extension deposit from related party	—	—	—	—	225,000	—	225,000
Deemed contribution for forgiveness of accrued expenses – related party	—	—	—	—	125,940	—	125,940
Deemed contribution for forgiveness of Sponsor loans - related party	—	—	—	—	123,500	—	123,500
Deemed contribution for forgiveness of accounts payable – related party	—	—	—	—	325,194	—	325,194
Proceeds received in excess of initial fair value of convertible promissory note - related party (See Note 5)	—	—	—	—	1,060,559	—	1,060,559
Remeasurement of Class A ordinary shares to redemption amount as of December 31, 2023	—	—	—	—	(1,860,193)	(9,950,809)	(11,811,002)
Net income	—	—	—	—	—	10,418,629	10,418,629
Balance as of December 31, 2023	865,000	87	7,062,500	706	—	(699,263)	(698,470)

The accompanying notes are an integral part of these financial statements.

PLUM ACQUISTION CORP. III

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net income	$10,418,629	$9,055,597
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(10,686,002)	(4,074,730)
(Loss) gain on change in fair value of warrant liabilities	241,183	(7,793,783)
Gain on change in fair value of convertible promissory note - related party	(95,941)	—
Gain on waiver of deferred underwriting commissions by underwriter	(336,175)	—
Changes in operating assets and liabilities:
Prepaid expenses	168,062	340,290
Accounts payable	(38,866)	(13,600)
Accounts payable - related party	(15,377)	(32,896)
Accrued expenses and other current liabilities	(1,213,516)	1,121,806
Net cash used in operating activities	(1,558,003)	(1,397,316)

Cash Flows from Investing Activities:
Cash transferred into Trust Account	(900,000)	—
Cash transferred from Trust Account to pay redeeming shareholders	140,838,808	—
Net cash provided by investing activities	139,938,808	—

Cash Flows from Financing Activities:
Proceeds from advance from Sponsor	6,000	—
Repayment of advance from Sponsor	(6,000)	—
Proceeds from promissory note - related party	451,134	—
Proceeds from convertible promissory note - related party	1,280,000	—
Payment of cash to redeeming shareholders	(140,838,808)	—
Net cash used in financing activities	(139,107,674)	—

Net Change in Cash	(726,869)	(1,397,316)
Cash - Beginning of period	726,869	2,124,185
Cash - End of period	$—	$726,869

Non-cash investing and financing activities
Excess of cash received over fair value of convertible promissory note - related party	$1,060,559	$—
Waiver of deferred underwriting commissions by underwriter	$9,551,325	$—
Deemed contribution for forgiveness of accrued expenses – related party	$125,940	$—
Deemed contribution for forgiveness of Sponsor loans - related party	$123,500	$—
Deemed contribution for forgiveness of accounts payable – related party	$325,194	$—
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$11,811,002	$4,074,730
Extension contribution due from related parties	$225,000	$—

The accompanying notes are an integral part of these financial statements.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Plum Acquisition Corp. III (f/k/a Alpha Partners Technology Merger Corp.) (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On December 27, 2023, the Company, the Sponsor (as defined below) and Mercury Capital, LLC (“Mercury Capital”) entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023 (the “Closing”), Mercury Capital (i) purchased 3,902,648 Founder Units (as defined in Note 5) of the Company from the Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, which Founder Units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of 2,030,860 Founder Units that the Sponsor placed in escrow at the Closing to the extent such Founder Units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial Business Combination, for an aggregate purchase price of $1. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

The Sponsor and Mercury Capital each agreed to pay $112,500 in extension contributions in each of December 2023 and January 2024. As of December 31, 2023, there was a $112,500 deposit into the Trust Account due from Mercury Capital and the Sponsor, respectively, representing the December 2023 extension contribution. In addition, pursuant to the terms of the Purchase Agreement, the Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing and will deliver Founder Units to Mercury Capital to the extent such liabilities are unsatisfied or the Sponsor’s obligation to make extension contributions is not satisfied.

Following the Closing, the Sponsor has no further obligations with respect to the Company and Mercury Capital assumed all obligations relating to the Company, including, (i) to cause the Company to file a proxy statement providing public investors of the Company with the option to accept a revised trust extension arrangement or redeem their Class A ordinary shares and receive their pro rata share of the Company’s Trust Account (as defined below), (ii) to cause the Company to satisfy all of its public reporting requirements as well as taking all action to cause the Company to remain listed on Nasdaq, (iii) the payment of all extension contributions after January 2024 and working capital of the Company, at the discretion of Mercury Capital, and (iv) all other obligations of the Sponsor related to the Company.

As of December 31, 2023, the Company had not commenced any operations. All activity for the year ended December 31, 2023 and 2022 relates to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Second Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Second Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company’s Sponsor, officers and directors have agreed to waive (i) redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Second Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the Sponsor or officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering.

The Company previously had until 24 months from the closing of the Initial Public Offering to complete a Business Combination. On July 27, 2023, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from July 30, 2023 to July 30, 2024. On February 1, 2024, the Company’s shareholders approved a proposal to further amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from July 30, 2024 to January 30, 2025 (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

On December 27, 2023, the Company, the Original Sponsor, and Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial business combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and Sponsor has assumed all obligations relating to the Company. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

In connection with the January 2024 Extraordinary General Meeting, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After the redemptions, $24,629,032 remained in the Company’s Trust Account.

Previously Contemplated Business Combination

As part of a terminated business combination agreement, the Company received payment from a previous business combination target entity of $374,975. That balance represented a penalty if the target entity terminated the agreement. The target entity reimbursed the Company for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed.

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

The Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands on July 28, 2023.

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $140,838,808. The payments for these redemptions took place on August 1, 2023, after which $153,169,659 remained in the Company’s Trust Account. As a result of the Extension Proposal being approved by the Company’s shareholders, the Sponsor, or its designee is required to make monthly payments to the Company equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding and is not redeemed in connection with the Extension for each of the twelve (12) subsequent calendar months commencing on July 30, 2023 to the earlier of the Termination Date as extended by the Extension Proposal and the consummation of an initial Business Combination, which amount will be deposited into the Trust Account. On August 2, 2023, September 7, 2023, October 11, 2023, November 10, 2023, January 10, 2024, and January 25, 2024, $225,000, or $1,350,000 in the aggregate, was deposited into the Company’s Trust Account. As of December 31, 2023, there was a $225,000 deposit into the Trust Account due from related parties representing the extension contribution for December 2023 pursuant to the Purchase Agreement. On January 29, 2024, the Company’s board of directors approved an amended extension proposal, extending the time the Company must complete an initial business combination to January 30, 2025, without the need for any additional extension contributions.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On January 29, 2024, the Company called an extraordinary general meeting (the “January 2024 Extraordinary General Meeting”) to approve, among other things, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the period of time by which the Company has to consummate an initial business combination to January 30, 2025 (the “Extension Amendment Proposal”).

As approved by its stockholders at the January 2024 Extraordinary General Meeting, the Company filed the Second Amended and Restated Memorandum and Articles of Association on February 20, 2024, which (i) extended the date by which the Company has to consummate a business combination from July 30, 2024 to January 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) changed the name of the Company from Alpha Partners Technology Merger Corp. to Plum Acquisition Corp. III.

In connection with the January 2024 Extraordinary General Meeting, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After the redemptions, $24,629,032 remained in the Company’s trust account.

Letter of Intent

On July 26, 2023, the Company signed a non-binding letter-of-intent (“LOI”) for a business combination with Glowforge Inc. (“Glowforge”), creator of award-winning 3D laser printers. Under the terms of the LOI, the Company and Glowforge would become a combined entity, with Glowforge’s existing equity holders rolling 100% of their equity into the combined public company. In the fourth quarter of 2023, the LOI was terminated.

Liquidity and Going Concern

As of December 31, 2023, the Company had $0 in cash held outside of the Trust Account and a working capital surplus of $250,080, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of these financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5). In August 2023, the Company entered into a $1,500,000 Note (as defined in Note 5) with APTM Sponsor Sub LLC to help cover monthly Trust Account contributions and other working capital needs. There is no guarantee that these funds will be sufficient to support all of the Company’s working capital needs. On December 27, 2023, the APTM Sponsor Sub LLC has forgiven the outstanding principal balance on the Working Capital Loan. As of December 31, 2023 the outstanding balance on the Working Capital Loan is $0. On January 3, 2024, the Company, Mercury Capital and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which Mercury Capital may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 20, 2024, $250,000 on May 6, 2024, and as otherwise called by Mercury Capital in its discretion.

The Company will have until January 30, 2025 to complete a Business Combination. If a Business Combination is not consummated by January 30, 2025 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the January 30, 2025 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran. As a result of the ongoing Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $726,869 in cash as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 or 2022.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the balance sheets at fair value at the end of each reporting period. At December 31, 2023 and 2022, the investments held in the Trust Account totaled $157,330,245 and $286,583,051, respectively.

Convertible Promissory Note - Related Party

The Company accounts for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company has made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. Using the fair value option, the Working Capital Loan is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the proceeds from issuance of the Working Capital Loan and the fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any changes in the estimated fair value of the Working Capital Loan are recognized as non-cash gains or losses in the statements of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of December 31, 2023 and 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent partial exercise of the underwriters’ over-allotment option, that remain unredeemed, contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Second Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. On July 27, 2023, 13,532,591 Class A ordinary shares were tendered for redemption by shareholders for a total value of $140,838,808. The payment of these shares took place on August 1, 2023, after which 14,717,409 Class A ordinary shares subject to possible redemption remained outstanding.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$282,508,321
Remeasurement of carrying value to redemption value throughout the year	4,074,730
Class A ordinary shares subject to possible redemption as of December 31, 2022	286,583,051
Remeasurement of carrying value to redemption value throughout the year	11,811,002
Redemption of Class A common stock subject to redemption	(140,838,808)
Class A ordinary shares subject to possible redemption as of December 31, 2023	$157,555,245

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet dates that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from February 5, 2021 (inception) through December 31, 2021, the Company incurred offering costs amounting to $16,641,377 as a result of the Initial Public Offering (consisting of $5,650,000 of underwriting fees, 9,887,500 of deferred underwriting fees, $136,679 of the costs connected to the over-allotment option, and $967,198 of other offering costs).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares in the calculation of income per share, because the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Net income	$7,994,725	$2,423,904	$7,287,781	$1,767,816
Denominator:
Basic weighted average shares outstanding	23,294,132	7,062,500	29,115,000	7,062,500
Basic net income per share	$0.34	$0.34	$0.25	$0.25

Diluted net income per share:
Numerator:
Net income	$7,997,125	$2,421,504	$7,287,781	$1,767,816
Denominator:
Diluted weighted average shares outstanding	23,324,225	7,062,500	29,115,000	7,062,500
Diluted net income per share	$0.34	$0.34	$0.25	$0.25

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

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The carrying amounts reflected in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its unaudited condensed financial statements and related disclosures.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Original Sponsor and certain Anchor Investors purchased an aggregate of 800,000 Units at a price of $10.00 per Private Placement Unit ($8,000,000 in the aggregate). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-third of one redeemable warrant (the “Private Placement Warrants”), which is exercisable at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

Simultaneously with the closing of the exercise of the over-allotment option (see Note 6), the Company consummated the sale of 65,000 Over-Allotment Private Placement Units at a purchase price of $10.00 per unit in a private placement to the Sponsor, generating gross proceeds of $650,000.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 5, 2021, an affiliate of the Original Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 7,187,500 founder units (“Founder Units”), which were subsequently transferred to the Original Sponsor. Each Founder Unit consists of one Class B ordinary share and one-third of one warrant (the “Founder Warrants”) that has the same terms as the Private Placement Warrants (2,395,833 Founder Warrants in the aggregate). The Class B ordinary shares included in the Founder Units (“Founder Shares”) included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Original Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares upon completion of the Initial Public Offering. The Founder Warrants included an aggregate of up to 312,500 Founder Warrants subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units (see Note 6), leaving 125,000 Class B ordinary shares and 41,667 Founder Warrants subject to forfeiture. On September 11, 2021, the remaining option expired. As a result, 125,000 Class B ordinary shares and 41,667 Founder Warrants were forfeited.

The Original Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell (i) any of their Founder Units or Founder Shares until the earliest of (A) one year after the completion of an initial Business Combination and (B) subsequent to an initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property and (ii) any of their Founder Warrants and Class A ordinary shares issued upon conversion or exercise thereof until 30 days after the completion of an initial Business Combination. Notwithstanding the foregoing, if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, the Founder Units or Founder Shares will be released from the lock-up.

On December 27, 2023, the Company, the Original Sponsor, and Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial business combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and Sponsor has assumed all obligations relating to the Company. Pursuant to the Amended Purchase Agreement, the Original Sponsor shall retain 665,000 Class A private placement units and 1,128,992 Class B founder units.

The Company and Sponsor intend to enter into non-redemption agreements (the “Non-Redemption Agreements”) with certain shareholders of the Company pursuant to which, if such shareholders do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares (the “Non-Redeemed Shares”) in connection with the January 2024 Extraordinary General Meeting, Sponsor will agree to transfer to such investors ordinary shares of the Company held by Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, the Company incurred expenses of $660,000 and $660,000, respectively, under this agreement and are included in operating and formation costs on the accompanying statement of operations. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Sponsor. The forgiveness of $110,000 of administrative support fees owed to the Sponsor is recognized as a deemed contribution – related party in the consolidated statements of changes in shareholders deficit. As of December 31, 2023 and 2022, the Company had no outstanding balance for accrued expenses - related party.

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

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. If a Business Combination is not consummated, the Working Capital Loan will be repaid solely to the extent that the Company has funds available to it outside of its Trust Account, and all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. Interest does not accrue on the Working Capital Loan. Officers and directors of the Company and their affiliated entities (the “Insiders”) have committed to fund up to the entire amount of the Working Capital Loan. At the election of the Affiliate, some or all of the principal amount of the Working Capital Loan may be converted into Private Placement Units of the Company at a price of $10.00 per unit. The Affiliate will have no other recourse to the Sponsor or to the Company. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023 the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of December 31, 2023, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness and is recognized as a deemed contribution – related party in the consolidated statements of changes in shareholders’ deficit.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Reimbursements—Related Party

For the year ended December 31, 2023 and 2022, the Company paid $18,738 and $95,865 respectively, to the Sponsor as reimbursements for the operating costs of the Company paid for by the Sponsor and included within operating and formation costs within the accompanying statement of operations.

Accounts Payable - Related Party

As of December 31, 2023 and 2022, $0 and $15,377, respectively, was payable by the Company to the Sponsor for services related to the search for an initial Business Combination target.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,650,000 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $9,887,500 in the aggregate will be payable to the underwriters for deferred underwriting commissions. On December 27, 2023, the underwriters agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $9,887,500 waived fee, $9,551,325 was recorded as a reduction to accumulated deficit and $336,175 was recorded as a gain on the waiver of deferred underwriting commissions by underwriters in the consolidated statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7. WARRANTS

As of December 31, 2023 and 2022, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00—Once the warrants become exercisable, the Company may call the warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of the redemption is given to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and certain issuances of Class A ordinary shares and equity linked securities).

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that during such 30 day period holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below) except as otherwise described below; provided, further, that if the warrants are not exercised on a cashless basis or otherwise during such 30 day period, the Company shall redeem such warrants for $0.10 per share; and

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like and certain issuances of Class A ordinary shares and equity linked securities) on the trading day before the Company sends the notice of redemption to the warrant holders.

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

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 15,582,409 and 29,115,000 Class A ordinary shares issued and outstanding, including 14,717,409 and 28,250,000 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$157,330,245	$157,330,245	$—	$—
Liabilities
Warrant liability – Founder Warrants	$141,250	$—	$141,250	$—
Warrant liability – Private Placement Warrants	$17,300	$—	$17,300	$—
Warrant liability – Public Warrants	$565,000	$—	$565,000	$—
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$286,583,051	$286,583,051	$—	$—
Liabilities
Warrant liability – Founder Warrants	$94,167	$—	$94,167	$—
Warrant liability – Private Placement	$11,533	$—	$11,533	$—
Warrant liability – Public Warrants	$376,667	$376,667	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Founder Warrants, and Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset using recent trading prices. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 measurement in September 2023 due to limited trading activity during the year ended December 31, 2023.

The Company utilized a binomial/lattice model for the initial valuation of the Public Warrants. The measurement of the Public Warrants as of December 31, 2023 is classified as Level 2 due to limited trading activity under the ticker APTMU during the year ended December 31, 2023 (subsequently changed to PLMJU in February 2024). The measurement of the Public Warrants as of December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMU. The quoted price of the Public Warrants was $0.06 and $0.04 per warrant as of December 31, 2023 and 2022, respectively.

In prior periods, Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of December 31, 2023 and 2022, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.06 and $0.04 per warrant as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset using recent trading prices.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Working Capital Loan was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. The estimated fair values of the Working Capital Loan were based on the following significant inputs:

	As of August 30, 2023	As of September 30, 2023	As of October 11, 2023	As of November 9, 2023	As of December 27, 2023
Unit price	$10.48	$10.62	$10.62	$10.66	$10.73
Strike price	$10.00	$10.00	$10.00	$10.00	$10.00
Expected term	0.92	0.83	1.31	1.23	1.09
Unit volatility	8.4%	15.0%	12.6%	12.8%	13.1%
Risk free rate	5.4%	5.5%	5.3%	5.3%	4.7%
Discount rate	7.20%	7.67%	7.86%	7.61%	6.31%
Probability of completing an Initial Business Combination	20.0%	20.0%	12.0%	11.0%	9.0%
Fair value convertible promissory note - related party	$77,900	$74,441	$34,600	$32,500	$123,500

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2022	$—
Initial value of draw on convertible promissory note - related party on August 30, 2023	77,900
Initial value of draw on convertible promissory note - related party on September 30, 2023	74,441
Initial value of draw on convertible promissory note - related party on October 11, 2023	34,600
Initial value of draw on convertible promissory note - related party on November 9, 2023	32,500
Change in fair value of Convertible promissory note - related party	(95,941)
Forgiveness of Convertible promissory note by Sponsor	(123,500)
Fair value as of December 31, 2023	$—

The Company recognized a loss on changes in the fair value of warrant liabilities of $241,183 in the statements of operations for the year ended December 31, 2023. The Company recognized a gain on changes in the fair value of warrant liabilities of $7,793,783 in the statements of operations for the year ended December 31, 2022. The Company recognized a gain on changes in the fair value of the Working Capital Loan of $95,941 in the statements of operations for the year ended December 31, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than the items described below, the Company did not identify any subsequent events that required adjustment or disclosure in the financial statements.

Subscription Agreement

On January 3, 2024, the Company, Mercury Capital and Investor entered into a Subscription Agreement, pursuant to which Mercury Capital may raise up to $1,500,000 from the Investor to fund extension payments to the Trust Account and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 20, 2024, $250,000 on May 6, 2024, and as otherwise called by Mercury Capital in its discretion. At the closing of the Company’s initial Business Combination, Mercury Capital will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial Business Combination does not occur, Mercury Capital will not forfeit any shares.

PLUM ACQUISTION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Prior to the consummation of the Company’s initial business combination, the Investor has the right to appoint one representative to the Board of Directors of the Company (the “Board”) and Mercury Capital agreed to vote its shares in favor of such representative. In addition, the Company agreed not to enter into a definitive agreement with respect to a proposed business combination without the prior written consent of Mercury Capital and the Investor.

Submission of Matters to a Vote of Security Holders.

In connection with the Company’s January 2024 Extraordinary General Meeting, the Company shareholders voted to approve proposals to extend the date by which the Company has to consummate a business combination to January 30, 2025 and change the name of the Company to Plum Acquisition Corp. III. Holders of 20,523,404 ordinary shares of the Company were present in person or by proxy at the meeting, representing approximately 90.6% of the voting power of the Company’s ordinary shares as of the record date and constituting a quorum for the transaction of business.

Non-Redemption Agreements

In connection with the Company’s January 2024 Extraordinary General Meeting, the Company and Mercury Capital entered into non-redemption agreements with several unaffiliated third parties (the “Investors”). Pursuant to the non-redemption agreements, the Investors agreed not to redeem an aggregate of 1,324,720 Class A ordinary shares and Mercury Capital agreed to transfer to the Investors an aggregate of 331,180 founder shares following the consummation of the Company’s initial business combination. In connection with the January 2024 Extraordinary General Meeting, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After the redemptions, $24,629,032 will remain in the Company’s Trust Account.

Independent Contractor Agreement and Securities Transfer Agreement

On February 12, 2024, Mercury Capital entered into an independent contractor agreement and securities transfer agreement concurrently with the Company’s Chief Financial Officer, for services related to due diligence of potential business combination partners and assisting with the negotiation and closing of an initial business combination. The Chief Financial Officer is entitled to receive a fee for service of $12,500 paid semi-monthly until the Company completes its initial business combination. Additionally, Mercury Capital has agreed to transfer 365,000 Class B ordinary shares and 175,000 Founder Warrants of the Company to the Chief Financial Officer. At the earlier of the termination of the agreement and an initial business combination, the Chief Financial Officer has agreed to surrender a portion of the Class B ordinary shares based on the cash compensation paid multiplied by 1.5, up to a maximum of 165,000 Class B ordinary shares. Lastly, the Chief Financial Officer shall be paid a success fee of $50,000 that is contingent upon the closing of the initial business combination.

On May 22, 2024, Mercury Capital entered into a securities transfer agreement with a recipient for advisory services to be provided by the recipient to the Company. In relation to such services, Mercury Capital has agreed to transfer 138,000 Class B ordinary shares and 62,000 Founder Warrants of the Company to the recipient.