Form 10-Q
period 2024-03-31
Plum Acquisition Corp. III
filed 2024-09-05
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40677

PLUM ACQUISTION CORP. III

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1581691
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2021 Filmore St., #2089 San Francisco, CA	94115
(Address of principal executive offices)	(Zip Code)

+1 (929) 529-7125

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the Units, par value $0.0001 per share	PLMJ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PLMJW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant to acquire one Class A ordinary share	PLMJU	The Nasdaq Stock Market LLC

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

There were 3,149,199 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on September 4, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PLUM ACQUISTION CORP. III

i

PLUM ACQUISTION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$40,944	$—
Prepaid expenses	77,365	25,885
Extension contribution due from related parties	—	225,000
Total current assets	118,309	250,885
Investments held in Trust Account	24,813,011	157,330,245
Total Assets	$24,931,320	$157,581,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$109,987	$—
Accounts payable - related party	6,626	—
Accrued expenses and other current liabilities	99,978	805
Promissory note - related party	481,367	—
Total current liabilities	697,958	805
Warrant liabilities	1,567,692	723,550
Total Liabilities	2,265,650	724,355

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 2,284,199 and 14,717,409 shares at redemption value of $10.86 and $10.71 per share at March 31, 2024 and December 31, 2023, respectively	24,813,011	157,555,245

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at March 31, 2024 and December 31, 2023; excluding 2,284,199 and 14,717,409 shares subject to possible redemption, respectively, at March 31, 2024 and December 31, 2023	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Additional paid-in capital	—	—
Accumulated deficit	(2,148,134)	(699,263)
Total Shareholders’ Deficit	(2,147,341)	(698,470)
Total Liabilities and Shareholders’ Deficit	$24,931,320	$157,581,130

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating and formation costs	$396,075	$450,768
Loss from operations	(396,075)	(450,768)
Other income (expense):
Interest income on bank account	—	7
Interest and dividend income on investments held in Trust Account	1,091,981	3,040,790
Deal termination income	—	374,975
Loss on change in fair value of warrant liabilities	(844,142)	(844,141)
Net (loss) income	$(148,236)	$2,120,863
Basic and diluted weighted average shares outstanding, Class A ordinary shares	10,937,034	29,115,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.01)	$0.06
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.01)	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	865,000	$87	7,062,500	$706	$—	$(699,263)	$(698,470)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2024	—	—	—	—	(128,846)	(1,188,135)	(1,316,981)
Deemed contribution for extension deposit from the Sponsor	—	—	—	—	112,500	—	112,500
Share based compensation	—	—	—	—	16,346	—	16,346
Reclassification of Sponsor Extension Payment to Promissory Note	—	—	—	—	—	(112,500)	(112,500)
Net loss	—	—	—	—	—	(148,236)	(148,236)
Contribution from the Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	367,610	—	367,610
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(367,610)	—	(367,610)
Balance as of March 31, 2024	865,000	$87	7,062,500	$706	$—	$(2,148,134)	$(2,147,341)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	865,000	$87	7,062,500	$706	$—	$(10,718,408)	$(10,717,615)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2023	—	—	—	—	—	(3,040,790)	(3,040,790)
Net income	—	—	—	—	—	2,120,863	2,120,863
Balance as of March 31, 2023	865,000	$87	7,062,500	$706	$—	$(11,638,335)	$(11,637,542)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(148,236)	$2,120,863
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,091,981)	(3,040,790)
Loss on change in fair value of warrant liabilities	844,142	844,141
Stock based compensation expense	16,346	—
Changes in operating assets and liabilities:
Prepaid expenses	(51,480)	31,875
Accounts payable	109,987	(14,283)
Accounts payable - related party	6,626	(7,342)
Receivable related to potential business combination	—	(374,975)
Accrued expenses and other current liabilities	99,173	56,651
Net cash used in operating activities	(215,423)	(383,860)

Cash Flows from Investing Activities:
Cash transferred into Trust Account	(450,000)	—
Cash transferred from Trust Account to pay redeeming shareholders	134,059,215	—
Net cash provided by investing activities	133,609,215	—

Cash Flows from Financing Activities:
Proceeds for extension payments from the Old Sponsor	225,000	—
Proceeds from promissory notes - related party	481,367	—
Payment of cash to redeeming shareholders	(134,059,215)	—
Net cash used in financing activities	(133,352,848)	—

Net Change in Cash	40,944	(383,860)
Cash - Beginning of period	—	726,869
Cash - End of period	$40,944	$343,009

Non-cash investing and financing activities
Reclassification of Sponsor Extension Payment to Promissory Note - Related Party	$112,500	$—
Remeasurement of Class A ordinary shares subject to redemption value	$1,316,981	$3,040,790

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Plum Acquisition Corp. III (fka Alpha Partners Technology Merger Corp.) (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On December 27, 2023, the Company, the Original Sponsor (as defined below) and Mercury Capital, LLC (the “Sponsor”) entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023 (the “Closing”), the Sponsor (i) purchased 3,902,648 Founder Units (as defined in Note 5) of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, which Founder Units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of 2,030,860 Founder Units that the Original Sponsor placed in escrow at the Closing to the extent such Founder Units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial Business Combination, for an aggregate purchase price of $1. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

The Original Sponsor and the Sponsor each agreed to pay $112,500 in extension contributions in each of December 2023 and January 2024. As of December 31, 2023, there was a $112,500 deposit into the Trust Account due from the Sponsor and the Original Sponsor, respectively, representing the December 2023 extension contribution. In addition, pursuant to the terms of the Purchase Agreement, the Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing and will deliver Founder Units to the Sponsor to the extent such liabilities are unsatisfied or the Original Sponsor’s obligation to make extension contributions is not satisfied.

Following the Closing, the Original Sponsor has no further obligations with respect to the Company and the Sponsor assumed all obligations relating to the Company, including, (i) to cause the Company to file a proxy statement providing public investors of the Company with the option to accept a revised trust extension arrangement or redeem their Class A ordinary shares and receive their pro rata share of the Company’s Trust Account (as defined below), (ii) to cause the Company to satisfy all of its public reporting requirements as well as taking all action to cause the Company to remain listed on Nasdaq, (iii) the payment of all extension contributions after January 2024 and working capital of the Company, at the discretion of the Sponsor, and (iv) all other obligations of the Original Sponsor related to the Company.

As of March 31, 2024, the Company had not commenced any operations. All activity for the three months ended March 31, 2024 and the year ended December 31, 2023 relates to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 800,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Alpha Partners Technology Merger Sponsor LLC (the “Original Sponsor”) and certain anchor investors (the “Anchor Investors”), generating gross proceeds of $8,000,000, which is described in Note 4.

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any (see Note 6). On August 5, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 3,250,000 Units (the “Over-Allotment Units”), generating gross proceeds of $32,500,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 65,000 units (the “Over-Allotment Private Placement Units”) at a purchase price of $10.00 per unit in a private placement to the Original Sponsor, generating gross proceeds of $650,000.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Second Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Original Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company’s Original Sponsor, officers and directors have agreed to waive (i) redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Second Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the Sponsor or officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

In order to protect the amounts held in the Trust Account, the Original Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Original Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On December 27, 2023, the Company, the Original Sponsor, and the Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, the Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial business combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and the Sponsor has assumed all obligations relating to the Company. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

Extraordinary General Meeting

On July 27, 2023, the Company held an Extraordinary General Meeting (the “July Extraordinary General Meeting”) whereby the shareholders approved an amendment to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). The Amended and Restated Memorandum and Articles of Association extended the date by which the Company has to consummate a business combination from July 30, 2023 to July 30, 2024, or such earlier date as shall be determined by the Company’s board of directors. In connection with the July Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account.

On January 29, 2024, the Company held an Extraordinary General Meeting (the “Extraordinary General Meeting”) whereby shareholders of the Company approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association in order to (i) extend the date by which the Company must consummate its initial business combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Proposal”) to January 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) changed the name of the Company from Alpha Partners Technology Merger Corp. to Plum Acquisition Corp. III.

The Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands on February 1, 2024.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account. As a result of the Extension Proposal being approved by the Company’s shareholders, the Original Sponsor, or its designee is no longer required to make monthly payments to the Company equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding. On August 2, 2023, September 7, 2023, October 10, 2023, November 10, 2023, January 10, 2024, and January 25, 2024 $225,000, or $1,350,000 in the aggregate, was deposited into the Company’s Trust Account.

Letter of Intent and Business Combination Agreement

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

As part of a terminated business combination agreement, the Company received payment from a previous business combination target entity of $374,975 on April 13, 2023. That balance represented a penalty if the target entity terminated the agreement. The target entity reimbursed the Company for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed.

On August 22, 2024, the Company entered into a business combination agreement with corporation formed under the Laws of the Province of British Columbia (“Pubco”), and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia, pursuant to which the Company will amalgamate pursuant to a Plan of Arrangement under the Business Corporations Act of British Columbia (“BCBCA”) to form one corporate entity, except that the legal existence of Pubco will not cease and Pubco will survive the amalgamation, following its redomicile into the Province of British Columbia, Canada. The business combination agreement and related executed agreements included supporting agreements are more fully described and filed with the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024.

Liquidity and Going Concern

As of March 31, 2024, the Company had $40,944 in cash held outside of the Trust Account and a working capital deficit of $579,649, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. There is no assurance that the Company’s attempts to close the Business Combination will be successful or successful within the Combination Period. On January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on July 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $40,944 and $0 in cash as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 or December 31, 2023.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the condensed balance sheets at fair value at the end of each reporting period. As of March 31, 2024 and December 31, 2023, the investments held in the Trust Account totaled $24,813,011 and $157,330,245, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of March 31, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent partial exercise of the underwriters’ over-allotment option, that remain unredeemed, contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payment of these shares took place on February 27, 2024, after which 2,284,199 Class A ordinary shares subject to possible redemption remained outstanding.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$157,555,245
Redemption of Class A common stock subject to redemption	(134,059,215)
Remeasurement of Class A ordinary shares subject to redemption amount	1,316,981
Class A ordinary shares subject to possible redemption as of March 31, 2024	$24,813,011

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares, or the effects of the 320,911 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5) in the calculation of income per share, because the exercise of the warrants are contingent upon the occurrence of future events.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months ended March 31, 2024		Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$(90,072)	$(58,164)	$1,706,832	$414,031
Denominator:
Basic and diluted weighted average shares	10,937,034	7,062,500	29,115,000	7,062,500
Basic and diluted net income per share	$(0.01)	$(0.01)	$0.06	$0.06

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Simultaneously with the closing of the exercise of the over-allotment option (see Note 6), the Company consummated the sale of 65,000 Over-Allotment Private Placement Units at a purchase price of $10.00 per unit in a private placement to the Original Sponsor, generating gross proceeds of $650,000.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On December 27, 2023, the Company, the Original Sponsor, and the Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, the Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial business combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and the Sponsor has assumed all obligations relating to the Company. Pursuant to the Amended Purchase Agreement, the Original Sponsor shall retain 665,000 Class A private placement units and 1,128,992 Class B founder units.

The Company and the Sponsor intend to enter into non-redemption agreements (the “Non-Redemption Agreements”) with certain shareholders of the Company pursuant to which, if such shareholders do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares (the “Non-Redeemed Shares”) in connection with the January 2024 Extraordinary General Meeting, the Sponsor will agree to transfer to such investors ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred expenses of $0 and $165,000, respectively, under this agreement which are included in operating and formation costs on the accompanying condensed statement of operations. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to the Sponsor. Any outstanding administrative support fees owed to the Original Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance for accrued expenses - related party.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Original Sponsor or an affiliate of the Original Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023 the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of March 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Original Sponsor on December 27, 2023.

Reimbursements—Related Party

For the three months ended March 31, 2024 and 2023, the Company paid $0 and $7,845 respectively, the Sponsor, officers and directors, or any of their respective affiliates as reimbursements for the operating costs of the Company and included within operating and formation costs within the accompanying condensed statement of operations.

Accounts Payable - Related Party

As of March 31, 2024 and December 31, 2023, $6,626 and $0, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search for an initial Business Combination target.

Subscription Agreement and Promissory Note - Related Party

On January 3, 2024, the Company, the Sponsor, and Investor entered into a Subscription Agreement, pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments to the Trust Account and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement and $250,000 on February 20, 2024 and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial Business Combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial Business Combination does not occur, the Sponsor will not forfeit any shares.

In July 2024, the Company entered into a promissory note with Mercury Capital (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor. If the Company completes a Business Combination, the Company would repay the Sponsor Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Promissory Note, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.

The outstanding balance under the Subscription Agreement as of March 31, 2024 was $481,367. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $206,367, and a loan draw of $50,000 on March 28, 2024.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Non-Redemption Agreements

On January 17, 2024, January 23, 2024, and January 24, 2024, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with one or more unaffiliated third party or parties (the “Investors”) in exchange for each such third party or third parties agreeing not to redeem certain public Class A ordinary shares, $0.0001 par value per share of the Company sold in its initial public offering (the “Non-Redeemed Shares”) at the Adjourned Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of one Founder Share for each four Non-Redeemed Shares. The Company estimated the aggregate fair value of 331,180 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $367,610 or $1.11 per share. The fair value was determined using a discount for the probability of an Initial Business Combination of 10.95% and a discount of 5% for the lack of redemption rights and the value per Founder Shares as of the valuation date of $10.71. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution in accordance with Staff Accounting Bulletin Topic 5T by the Sponsor to induce these Non-Redeeming Stockholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

Consulting Agreement - Stock Based Compensation

On February 12, 2024, the Sponsor entered into an independent contractor agreement and securities transfer agreement concurrently with the Company’s Chief Financial Officer, for services related to due diligence of potential business combination partners and assisting with the negotiation and closing of an initial business combination. The Chief Financial Officer is entitled to receive a fee for service of $12,500 paid in amounts of $6,250 semi-monthly until the Company completes its initial business combination. These payments will be recorded as operating expenses of the Company. Additionally, the Sponsor has agreed to transfer 365,000 Founder Shares and 175,000 Founder Warrants of the Company to the Chief Financial Officer. At the earlier of the termination of the agreement and an initial business combination, the Chief Financial Officer has agreed to surrender a portion of the Class B ordinary shares based on the cash compensation paid multiplied by 1.5, up to a maximum of 165,000 Founder Shares. Lastly, the Chief Financial Officer shall be paid a success fee of $50,000 that is contingent upon the closing of the initial business combination. The compensation expense related to the Founder Share transfer will be amortized on a straight-line basis from the grant date of February 12, 2024 (the date at which the independent contractor agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 1, 2024 (vesting period of 8 months). Such Investment Advisory Agreement was accounted for under ASC 718. The Company estimated the fair value of the Founder Shares to be $177,555 or $0.89 per share. The value was calculated by taking the February 12, 2024 trading price of $10.5, multiplied by the Company’s estimated probability of completing the business combination on that day of 8.9%, further multiplied 95.0% to factor in a discount for lack of redemption ability of the Founder Shares prior to a Business Combination The Company estimated the fair value of the Founder Warrants to be $17,500 or $0.10 per warrant, which was the trading price on February 12, 2024.

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of a Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of June 30, 2024 no additional compensation will be recorded for the transfer of the shares until a Business Combination has been consummated. The compensation that has been recorded for the three and six months ended June 30, 2024, will remain within the Company’s Statements of Operations for those periods.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 7. WARRANTS

As of March 31, 2024 and December 31, 2023, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 3,149,199 and 15,582,409 Class A ordinary shares issued and outstanding, including 2,284,199 and 14,717,409 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investments held in Trust Account:
Demand deposit account	$24,813,011	$24,813,011	$—	$—
Liabilities
Warrant liability – Founder Warrants	$306,042	$—	$306,042	$—
Warrant liability – Private Placement Warrants	$37,483	$—	$37,483	$—
Warrant liability – Public Warrants	$1,224,167	$—	$1,224,167	$—
December 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$157,330,245	$157,330,245	$—	$—
Liabilities
Warrant liability – Founder Warrants	$141,250	$—	$141,250	$—
Warrant liability – Private Placement Warrants	$17,300	$—	$17,300	$—
Warrant liability – Public Warrants	$565,000	$—	$565,000	$—

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded. The estimated fair value of the Founder Warrants, and Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in the fourth quarter of 2022 due to the use of an observable market quote for a similar asset using recent trading prices. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 measurement in September 2023 due to limited trading activity.

The Company utilized a binomial/lattice model for the initial valuation of the Public Warrants. The measurement of the Public Warrants as of March 31, 2024 and December 31, 2023 is classified as Level 2 due to limited trading activity under the ticker PLMJW. The quoted price of the Public Warrants was $0.13 and $0.06 per warrant as of March 31, 2024 and December 31, 2023, respectively.

In prior periods, Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of March 31, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.13 and $0.06 per warrant as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset using recent trading prices.

The Company recognized a loss on changes in the fair value of warrant liabilities of $844,142 in the statements of operations for the three months ended March 31, 2024. The Company recognized a loss on changes in the fair value of warrant liabilities of $844,141 in the statements of operations for the three months ended March 31, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than the items described in Note 5 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 22, 2024, Mercury Capital entered into a securities transfer agreement with a recipient for advisory services to be provided by the recipient to the Company. In relation to such services, Mercury Capital has agreed to transfer 138,000 Class B ordinary shares and 62,000 Founder Warrants of the Company to the recipient. On June 30, 2024 the agreement was amended and Mercury Capital became the primary obligor.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

In July 2024 and August 2024, the Sponsor entered into a series of agreements with various undersigned subscribers (the “Subscribers”) which resulted in the raising of $300,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the SPAC, upon election by the Sponsor, the Shares will be transferred to the Subscribers.

On July 30, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with Nasdaq Listing Rule IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Pursuant to the Notice, unless the Company timely requests a hearing before The Nasdaq Hearings Panel (the “Panel”), the Company’s securities will be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on August 6, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.

The Company requested a hearing before the Panel to appeal the Notice and to request sufficient time to complete an initial business combination, which has been scheduled for September 5, 2024. A hearing request will stay the suspension of trading on the Company’s securities, and the Company’s securities will continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision.

There can be no assurance that the Panel will grant the Company’s request for a suspension of delisting or continued listing on The Nasdaq Capital Market.

On August 8, 2024, the Company received a written notice (the “Second Notice”) from the Listing Qualifications Department of Nasdaq indicating that, for the last 32 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Company was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The Second Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days (the “Compliance Period”) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $35 million for a minimum of ten consecutive business days at any time during this Compliance Period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance with the MVLS Rule by the Compliance Date, Nasdaq will provide written notification that its securities will be subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination.

The Company is monitoring its MVLS and may, if appropriate, evaluate available options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

On August 10, 2024, the Company received a services agreement which sets forth certain mutual benefits and obligations of Freya Advisory, LLC and Mercury Capital LLC with respect to certain services rendered by Consultant with respect to Plum Acquisition Corp. III (the “SPAC”). The services entail supervising and performing due diligence on potential business combination transaction in coordination with, and with direction from, the Company’s senior management. The terms of the Agreement shall commence on August 10, 2024 and terminate upon the earlier of: (a) termination of this engagement at will in accordance with the terms of the Agreement; or (b) the consummation of a business combination. As compensation for the Services rendered by Consultant both before and during the Term, the Company shall cause the SPAC to pay the Consultant a success fee in the amount of $200,000 at the closing of the business combination involving the SPAC.

On August 22, 2024, the Company entered into a Business Combination Agreement with Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia. Following the Domestication, on the terms and subject to the conditions set forth in the Agreement and the Plan of Arrangement and in accordance with applicable Law, SPAC shall amalgamate with Pubco (the “SPAC Amalgamation”) to form one corporate entity, except that the legal existence of Pubco will not cease and Pubco will survive the SPAC Amalgamation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Plum Acquisition Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercury Capital, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2024 and December 31, 2023, we held cash of $40,944 and $0, respectively, current liabilities of $697,958 and $805, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

On December 27, 2023, the Company, the Original Sponsor, and the Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, the Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial business combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and the Sponsor has assumed all obligations relating to the Company. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

Previous Business Combination

In our Form 10-Q as of and for the period ended March 31, 2023, we had recorded a balance of $374,975 in the receivable related to potential business combination line item on the condensed balance sheet. That balance represented a penalty if the target entity terminated the agreement. The target entity reimbursed the Company for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed. We received payment from the target entity in April 2023.

Extraordinary General Meeting

On July 27, 2023, the Company held an Extraordinary General Meeting (the “July Extraordinary General Meeting”) whereby the shareholders approved an amendment to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). The Amended and Restated Memorandum and Articles of Association extended the date by which the Company has to consummate a business combination from July 30, 2023 to July 30, 2024, or such earlier date as shall be determined by the Company’s board of directors. In connection with the July Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account.

On January 29, 2024, the Company held an Extraordinary General Meeting (the “January Extraordinary General Meeting”) whereby shareholders of the Company approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association in order to (i) extend the date by which the Company must consummate its initial business combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Proposal”) to January 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) changed the name of the Company from Alpha Partners Technology Merger Corp. to Plum Acquisition Corp. III.

The Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands on February 1, 2024.

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account. As a result of the Extension Proposal being approved by the Company’s shareholders, the Original Sponsor, or its designee is were no longer required to make monthly payments to the Company equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding On August 2, 2023, September 7, 2023, October 10, 2023, November 10, 2023, January 10, 2024, and January 25, 2024 $225,000, or $1,350,000 in the aggregate, was deposited into the Company’s Trust Account.

To cover these monthly payments and other associated operating expenses, on January 3, 2024, the Company, the Sponsor, and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $225,000 upon the execution of the Subscription Agreement, $225,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial business combination does not occur, the Sponsor will not forfeit any shares.

Letter of Intent and Business Combination Agreement

On July 26, 2023, the Company signed a non-binding letter-of-intent (“LOI”) for a business combination with Glowforge Inc. (“Glowforge”), creator of award-winning 3D laser printers.

Under the terms of the LOI, the Company would become a combined entity with Glowforge, with Glowforge’s existing equity holders rolling 100% of their equity into the combined public company. In the fourth quarter of 2023, the LOI was terminated.

On August 22, 2024, the Company entered into a business combination agreement with corporation formed under the Laws of the Province of British Columbia (“Pubco”), and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia, pursuant to which the Company will amalgamate pursuant to a Plan of Arrangement under the Business Corporations Act of British Columbia (“BCBCA”) to form one corporate entity, except that the legal existence of Pubco will not cease and Pubco will survive the amalgamation, following its redomicile into the Province of British Columbia, Canada. The business combination agreement and related executed agreements included supporting agreements are more fully described and filed with the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024.

Purchase Agreement

On December 27, 2023, the Company, the Original Sponsor and the Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023 (the “Closing”), the Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, which Founder Units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of 2,030,860 Founder Units that the Original Sponsor placed in escrow at the Closing to the extent such Founder Units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial Business Combination, for an aggregate purchase price of $1. On January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

The Original Sponsor and the Sponsor each agreed to pay $112,500 in extension contributions in each of December 2023 and January 2024. In addition, pursuant to the terms of the Purchase Agreement, the Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing and will deliver Founder Units to the Sponsor to the extent such liabilities are unsatisfied or the Original Sponsor’s obligation to make extension contributions is not satisfied.

Following the Closing, the Original Sponsor has no further obligations with respect to the Company and the Sponsor assumed all obligations relating to the Company, including, (i) to cause the Company to file a proxy statement providing public investors of the Company with the option to accept a revised trust extension arrangement or redeem their Class A ordinary shares and receive their pro rata share of the Company’s Trust Account, (ii) to cause the Company to satisfy all of its public reporting requirements as well as taking all action to cause the Company to remain listed on Nasdaq, (iii) the payment of all extension contributions after January 2024 and working capital of the Company, at the discretion of the Sponsor, and (iv) all other obligations of the Original Sponsor related to the Company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2024 and 2023 were organizational activities and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024 we recorded net loss of $148,236, which resulted from operating and formation costs of $396,075, and a loss on the changes in fair value of warrant liability of $844,142, partially offset by interest and dividend income on investments held in the Trust Account of $1,091,981.

For the three months ended March 31, 2023, we recorded net income of $2,120,863, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $3,040,790, business combination expense reimbursement of $374,975, and interest income on the bank account of $7, partially offset by a loss on fair value of warrant liability of $844,141 and operating and formation costs of $450,768.

Liquidity, Going Concern and Capital Resources

For the three months ended March 31, 2024, net cash used in operating activities was $215,423, which was due to interest and dividend income on the investments held in the Trust Account of $1,091,981, partially offset by net loss of $148,236, stock based compensation expense $16,346, loss on change in fair value of warrant liabilities $844,142 and changes in working capital of $164,306.

For the three months ended March 31, 2023, net cash used in operating activities was $383,860, which was primarily due to operational costs paid during the period.

For the three months ended March 31, 2024, net cash provided by investing activities was $133,609,215, which was due to cash withdrawn from the Trust Account to pay redeeming shareholders of $134,059,215, partially offset by cash deposited into the Trust Account of $450,000.

There were no cash flows from investing activities for the three months ended March 31, 2023.

For the three months ended March 31, 2024, net cash used in financing activities was $133,352,848, which was due to payments of cash to redeeming shareholders of $134,059,215, partially offset by proceeds for extension payments from the Old Sponsor of $225,000 and proceeds from Sponsor Promissory Notes related party (as defined in Note 5) of $481,367.

There were no cash flows from financing activities for the three months ended March 31, 2023.

As of March 31, 2024 and December 31, 2023, we had cash of $40,944 and $0, respectively, held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination company at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2023, the Original Sponsor has forgiven the funds loaned in connection with the Working Capital Loan.

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

As of March 31, 2024, we had $40,944 in cash held outside of the Trust Account and a working capital deficit of $579,649, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements. There is no assurance that our attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024 or December 31, 2023.

Contractual Obligations

Registration and Shareholder Rights Agreement

The holders of the Founder Units, Private Placement Units, warrants underlying the Founder Units and Private Placement Units (and any Class A ordinary shares issuable upon the exercise of the warrants underlying the Founder Units and Private Placement Units) have registration and shareholder rights to require us to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding re-sale demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Subscription and Sponsor Promissory Note Agreement

On January 3, 2024, the Company, the Sponsor and Investor entered into a Subscription Agreement, pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments to the Trust Account and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement and $250,000 on February 20, 2024 and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial Business Combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial Business Combination does not occur, the Sponsor will not forfeit any shares.

In July 2024, the Company entered into a promissory note with the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor. If the Company completes a Business Combination, the Company would repay the Sponsor Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Promissory Note. Up to $1,500,000 of such loans may be convertible into warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.

The outstanding balance under the Subscription Agreement as of March 31, 2024 was $481,367. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 on January 9, 2024 and January24, 2024, payments made by the Sponsor on behalf of the Company totaling $206,367, and a loan draw of $50,000 on March 28, 2024.

Non-Redemption Agreements

On January 17, 2024, January 23, 2024, and January 24, 2024, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with one or more unaffiliated third party or parties (the “Investors”) in exchange for each such third party or third parties agreeing not to redeem certain public Class A ordinary shares, $0.001 par value per share of the Company sold in its initial public offering (the “Non-Redeemed Shares”) at the Adjourned Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of 1 Founder Share for each 4 Non-Redeemed Shares. The Company estimated the aggregate fair value of 331,180 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $367,610 or $1.11 per share. The fair value was determined using a discount for the probability of an Initial Business Combination of 10.95% and a discount of 5% for the lack of redemption rights and the value per Founder Shares as of the valuation date of $10.71. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution in accordance with Staff Accounting Bulletin Topic 5T by the Sponsor to induce these Non-Redeeming Stockholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

Consulting Agreement - Stock Based Compensation

On February 12, 2024, the Sponsor entered into an independent contractor agreement and securities transfer agreement concurrently with the Company’s Chief Financial Officer, for services related to due diligence of potential business combination partners and assisting with the negotiation and closing of an initial business combination for the Company. The Chief Financial Officer is entitled to receive a fee for service of $12,500 paid in amounts of $6,250 semi-monthly until the Company completes its initial business combination. These payments will be recorded as operating expenses of the Company. Additionally, the Sponsor has agreed to transfer 365,000 Founder Shares and 175,000 Founder Warrants of the Company to the Chief Financial Officer. At the earlier of the termination of the agreement and an initial business combination, the Chief Financial Officer has agreed to surrender a portion of the Class B ordinary shares based on the cash compensation paid multiplied by 1.5, up to a maximum of 165,000 Founder Shares. Lastly, the Chief Financial Officer shall be paid a success fee of $50,000 that is contingent upon the closing of the initial business combination. The compensation expense related to the Founder Share transfer will be amortized on a straight-line basis from the grant date of February 12, 2024 (the date at which the independent contractor agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 1, 2024 (vesting period of 8 months). Such Investment Advisory Agreement was accounted for under ASC 718.

Promissory Notes - Related Party

In July, 2024, we entered into a promissory note with Mercury Capital (the “Sponsor Promissory Note”). The principal balance of this Note shall be payable by Maker on the date on which the Maker consummates an initial business combination (the “Business Combination”). The principal balance may be prepaid at any time. Under no circumstances shall any individual, including but not limited to any officer, director, employee or shareholder of Maker, be obligated personally for any obligations or liabilities of Maker hereunder. If the Maker has not consummated a Business Combination by the date provided in Article 49.7 of the Maker’s Amended and Restated Articles of Association, as may be amended and restated from time to time (the “Articles”), then any obligation of the Maker to repay the principal balance of this Note shall be discharged in full and deemed forgiven by Payee. No interest shall accrue on the unpaid principal balance of this Note.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,166 shares, or the effects of the 320,911 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5) in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. In connection with the July Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account. On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account, after which 2,284,199 Class A ordinary shares subject to possible redemption remained outstanding.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Promissory Note - Related Party

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. As of March 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. We account for the Sponsor Promissory Note (as defined in Note 5) at amortized cost. Amortized cost is calculated by taking into account any issuance costs and any discount or premium on settlement. The outstanding balance under the Sponsor Promissory Note as of March 31, 2024 was $481,367.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of March 31, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our most critical accounting estimate includes determining the accruals associated with third party providers, the valuation of the Public and Private Placement Warrants, and the valuation of Founder Shares that will be issued in relation to the Non-Redemption Agreements and the consulting agreement.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company identified a material weakness in internal controls related to the compliance with an agreement we entered during the fiscal year ended December 31, 2023, and the recording of necessary accruals in relation to that agreement. Additionally, the Company identified a material weakness in internal controls in relation to the proper accrual of fees owed to other vendors during the quarter ended March 31, 2024.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024, due to the existence of the material weaknesses noted above.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will expand and improve our review process for complex agreements and the corresponding complex accounting requirements We plan to further improve our processes by enhancing access to accounting literature, identification of third-party professionals to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement the existing accounting professionals. We additionally plan to enhance our communication with vendors around necessary accruals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on July 1, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Plum Acquisition Corp. III

Date: September 4, 2024	By:	/s/ Kanishka Roy
Kanishka Roy
Chief Executive Officer

Plum Acquisition Corp. III

Date: September 4, 2024	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer