Form 10-Q
period 2024-06-30
Plum Acquisition Corp. III
filed 2024-10-04
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

+1 (929) 529-7129
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

There were 3,149,199 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on October 3, 2024.

PLUM ACQUISTION CORP. III

i

PLUM ACQUISTION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$49,390	$—
Prepaid expenses	61,571	25,885
Extension contribution due from related parties	—	225,000
Total current assets	110,961	250,885
Investments held in Trust Account	25,096,330	157,330,245
Total Assets	$25,207,291	$157,581,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$262,788	$—
Accounts payable - related party	7,277	—
Accrued expenses and other current liabilities	231,318	805
Promissory note - related party	718,867	—
Total current liabilities	1,220,250	805
Warrant liabilities	844,142	723,550
Total Liabilities	2,064,392	724,355

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 2,284,199 and 14,717,409 shares at redemption value of $10.99 and $10.71 per share at June 30, 2024 and December 31, 2023, respectively	25,096,330	157,555,245

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at June 30, 2024 and December 31, 2023; excluding 2,284,199 and 14,717,409 shares subject to possible redemption, respectively, at June 30, 2024 and December 31, 2023	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Accumulated deficit	(1,954,224)	(699,263)
Total Shareholders’ Deficit	(1,953,431)	(698,470)
Total Liabilities and Shareholders’ Deficit	$25,207,291	$157,581,130

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating and formation costs	$599,810	$353,926	$995,885	$804,694
Loss from operations	(599,810)	(353,926)	(995,885)	(804,694)
Other income (expense):			—
Interest income on bank account	—	617	—	624
Interest and dividend income on investments held in Trust Account	283,319	3,453,154	1,375,300	6,493,944
Gain related to potential business combination	—	—	—	374,975
Gain (loss) on change in fair value of warrant liabilities	723,550	844,141	(120,592)	—
Net income	$407,059	$3,943,986	$258,823	$6,064,849
Basic and diluted weighted average shares outstanding, Class A ordinary shares	3,149,199	29,115,000	7,043,116	29,115,000
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.11	$0.02	$0.17
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500	7,062,500	7,062,500
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.11	$0.02	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	865,000	$87	7,062,500	$706	$—	$(699,263)	$(698,470)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2024	—	—	—	—	(128,846)	(1,188,135)	(1,316,981)
Deemed contribution for extension deposit from the Sponsor	—	—	—	—	112,500	—	112,500
Share based compensation	—	—	—	—	16,346	—	16,346
Reversal of deemed contribution for extension deposit from the Sponsor	—	—	—	—	—	(112,500)	(112,500)
Net loss	—	—	—	—	—	(148,236)	(148,236)
Contribution from the Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	367,610	—	367,610
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(367,610)	—	(367,610)
Balance as of March 31, 2024	865,000	87	7,062,500	706	—	(2,148,134)	(2,147,341)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2024	—	—	—	—	(70,170)	(213,149)	(283,319)
Share based compensation	—	—	—	—	70,170	—	70,170
Net income	—	—	—	—	—	407,059	407,059
Balance as of June 30, 2024	865,000	$87	7,062,500	$706	$—	$(1,954,224)	$(1,953,431)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	865,000	$87	7,062,500	$706	$—	$(10,718,408)	$(10,717,615)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2023	—	—	—	—	—	(3,040,790)	(3,040,790)
Net income	—	—	—	—	—	2,120,863	2,120,863
Balance as of March 31, 2023	865,000	87	7,062,500	706	—	(11,638,335)	(11,637,542)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2023	—	—	—	—	—	(3,453,154)	(3,453,154)
Net income	—	—	—	—	—	3,943,986	3,943,986
Balance as of June 30, 2023	865,000	$87	7,062,500	$706	$—	$(11,147,503)	$(11,146,710)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash Flows from Operating Activities:
Net income	$258,823	$6,064,849
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,375,300)	(6,493,944)
Stock-based Compensation	86,516	—
Gain on change in fair value of warrant liabilities	120,592	—
Changes in operating assets and liabilities:
Prepaid expenses	(35,686)	133,749
Accounts payable	262,788	16,026
Accounts payable - related party	7,277	9,065
Accrued expenses and other current liabilities	230,513	(152,101)
Net cash used in operating activities	(444,477)	(422,356)

Cash Flows from Investing Activities:
Cash transferred into Trust Account	(450,000)	—
Cash transferred from Trust Account to pay redeeming shareholders	134,059,215	—
Net cash provided by investing activities	133,609,215	—

Cash Flows from Financing Activities:
Proceeds for extension payments from the Old Sponsor	225,000	—
Proceeds from convertible promissory note - related party	718,867	—
Payment of cash to redeeming shareholders	(134,059,215)	—
Net cash used in financing activities	(133,115,348)	—

Net Change in Cash	49,390	(422,356)
Cash - Beginning of period	—	726,869
Cash - End of period	$49,390	$304,513

Non-cash investing and financing activities
Reclassification of Sponsor Extension Payment to Promissory Note - Related Party	$112,500	$—
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$1,600,300	$6,493,944

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Original Sponsor and the Sponsor each agreed to pay $112,500 in extension contributions in each of December 2023 and January 2024. As of December 31, 2023, there was a $112,500 deposit into the Trust Account due from the Sponsor and the Original Sponsor, respectively, representing the December 2023 extension contribution. On January 24, 2024, the second payment of $112,500 was deposited into the Trust Account. In addition, pursuant to the terms of the Purchase Agreement, the Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing and will deliver Founder Units to the Sponsor to the extent such liabilities are unsatisfied or the Original Sponsor’s obligation to make extension contributions is not satisfied.

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2024 and the year ended December 31, 2023 relates to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As part of a terminated LOI, the Company received payment from a previous business combination target entity of $374,975 on April 13, 2023. That balance represented a penalty if the target entity terminated the agreement. The target entity reimbursed the Company for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed.

On August 22, 2024, the Company entered into a business combination agreement with a corporation formed under the Laws of the Province of British Columbia (“PubCo”) and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia, pursuant to which the Company will amalgamate pursuant to a Plan of Arrangement under the Business Corporations Act of British Columbia (“BCBCA”) to form one corporate entity, except that the legal existence of Pubco will not cease and Pubco will survive the amalgamation, following its redomicile into the Province of British Columbia, Canada. The business combination agreement and related executed agreements included supporting agreements are more fully described and filed with the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024.

Liquidity and Going Concern

As of June 30, 2024, the Company had $49,390 in cash held outside of the Trust Account and a working capital deficit of $1,109,289, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. There is no assurance that the Company’s attempts to close the deal for an initial Business Combination will be successful within the Combination Period. On January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

In July 2024, the Company entered into a promissory note with the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the Company, at a price of $1.50 per warrant at the option of the Sponsor. The outstanding balance under the Sponsor Promissory Note as of June 30, 2024 was $718,867.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on July 1, 2024. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $49,390 and $0 in cash as of June 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of June 30, 2024 or December 31, 2023.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the condensed balance sheets at fair value at the end of each reporting period. As of June 30, 2024 and December 31, 2023, the investments held in the Trust Account totaled $25,096,330 and $157,330,245, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of June 30, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$157,555,245
Redemption of Class A common stock subject to redemption	(134,059,215)
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	1,316,981
Class A ordinary shares subject to possible redemption as of March 31, 2024	24,813,011
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	283,319
Class A ordinary shares subject to possible redemption as of June 30, 2024	$25,096,330

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares, or the effects of the 479,245 warrants that would be issuable upon conversion of the Subscription Loan (as defined in Note 5) in the calculation of income per share, because the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$125,533	$281,526	$3,174,049	$769,937	$129,234	$129,589	$4,880,881	$1,183,968
Denominator:
Basic and diluted weighted average shares outstanding	3,149,199	7,062,500	29,115,000	7,062,500	7,043,116	7,062,500	29,115,000	7,062,500
Basic and diluted net income per share	$0.04	$0.04	$0.11	$0.11	$0.02	$0.02	$0.17	$0.17

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2024, the Company incurred no expenses under this agreement. For the three and six months ended June 30, 2023, the Company incurred expenses of $165,000 and $330,000, respectively, under this agreement and are included in operating and formation costs on the accompanying condensed statement of operations. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to the Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. As of June 30, 2024 and December 31, 2023, the Company had no outstanding balance for accrued expenses - related party.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Original Sponsor or an affiliate of the Original Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023, the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of June 30, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Original Sponsor on December 27, 2023.

Reimbursements—Related Party

For the three and six months ended June 30, 2024, the Company had no payments to the Sponsor, officers and directors, or any of their respective affiliates as reimbursements for the operating costs of the Company and included within operating and formation costs within the accompanying condensed statement of operations.

For the three and six months ended June 30, 2023, the Company paid $8,376 and $14,006, respectively, to the Sponsor as reimbursements for operating costs of the Company paid for by the Sponsor.

Accounts Payable - Related Party

As of June 30, 2024 and December 31, 2023, $7,277 and $0, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search for an initial Business Combination target.

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

The outstanding balance under the Subscription Agreement as of June 30, 2024 was $718,867. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and a draw of $250,000 on March 28, 2024 and May 6, 2024.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Non-Redemption Agreements

On January 17, 2024, January 23, 2024,and January 24, 2024, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with one or more unaffiliated third party or parties (the “Investors”) in exchange for each such third party or third parties agreeing not to redeem certain public Class A ordinary shares, $0.0001 par value per share of the Company sold in its initial public offering (the “Non-Redeemed Shares”) at the Adjourned Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of one Founder Share for each four Non-Redeemed Shares. The Company estimated the aggregate fair value of 331,180 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $367,610 or $1.11 per share. The fair value was determined using a discount for the probability of an Initial Business Combination of 10.95% and a discount of 5% for the lack of redemption rights and the value per Founder Shares as of the valuation date of $10.71. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution in accordance with Staff Accounting Bulletin Topic 5T by the Sponsor to induce these Non-Redeeming Stockholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

Consulting Agreement - Stock Based Compensation

On February 12, 2024, the Sponsor entered into an independent contractor agreement and securities transfer agreement concurrently with the Company’s Chief Financial Officer, for services related to due diligence of potential business combination partners and assisting with the negotiation and closing of an initial business combination. The Chief Financial Officer is entitled to receive a fee for service of $12,500 paid in amounts of $6,250 semi-monthly until the Company completes its initial business combination. These payments will be recorded as operating expenses of the Company. Additionally, the Sponsor has agreed to transfer 365,000 Founder Shares and 175,000 Founder Warrants of the Company to the Chief Financial Officer. At the earlier of the termination of the agreement and an initial business combination, the Chief Financial Officer has agreed to surrender a portion of the Class B ordinary shares based on the cash compensation paid multiplied by 1.5, up to a maximum of 165,000 Founder Shares. Lastly, the Chief Financial Officer shall be paid a success fee of $50,000 that is contingent upon the closing of the initial business combination. The compensation expense related to the Founder Share transfer will be amortized on a straight-line basis from the grant date of February 12, 2024 (the date at which the independent contractor agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 1, 2024 (vesting period of 8 months). Such Investment Advisory Agreement was accounted for under ASC 718. The Company estimated the fair value of the Founder Shares to be $177,555 or $0.89 per share. The value was calculated by taking the February 12, 2024 trading price of $10.50, multiplied by the Company’s estimated probability of completing the business combination on that day of 8.9%, further multiplied 95.0% to factor in a discount for lack of redemption ability of the Founder Shares prior to a Business Combination The Company estimated the fair value of the Founder Warrants to be $17,500 or $0.10 per warrant, which was the trading price on February 12, 2024.

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of a Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of June 30, 2024 no additional compensation will be recorded for the transfer of the shares until a Business Combination has been consummated. The compensation that has been recorded for the three and six months ended June 30, 2024, will remain within the Company’s Statements of Operations for those periods. During the three and six months ended June 30, 2024, the Company recorded compensation expense of $70,170 and $86,516, respectively.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Securities Transfer Agreement

On May 22, 2024, Mercury Capital LLC (the “Sponsor) and a third party (the “Recipient”) entered into a Securities Transfer Agreement, whereby the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient as compensation for the provisioning of advisory service rendered to the SPAC. No compensation expense was recorded as of June 30, 2024, as the Recipient did not start providing advisory services and therefore the award has not vested.

On June 30, 2024, the Sponsor and the Recipient entered into an amendment to the Securities Transfer Agreement (the “Amended Securities Transfer Agreement”). Pursuant to the Amended Securities Transfer Agreement, the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient upon successfully closing any business combination transaction involving the Company. In addition, the Recipient’s compensation would be in exchange for providing advisory to the Sponsor. No compensation expense was recorded as of June 30, 2024, as the performance condition was not considered probable.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 7. WARRANTS

As of June 30, 2024 and December 31, 2023, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 3,149,199 and 15,582,409 Class A ordinary shares issued and outstanding, including 2,284,199 and 14,717,409 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investments held in Trust Account:
Money Market investments	$25,096,330	$25,096,330	$—	$—
Liabilities
Warrant liability – Founder Warrants	$164,792	$—	$164,792	$—
Warrant liability – Private Placement Warrants	$20,183	$—	$20,183	$—
Warrant liability – Public Warrants	$659,167	$—	$659,167	$—
December 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$157,330,245	$157,330,245	$—	$—
Liabilities
Warrant liability – Founder Warrants	$141,250	$—	$141,250	$—
Warrant liability – Private Placement Warrants	$17,300	$—	$17,300	$—
Warrant liability – Public Warrants	$565,000	$—	$565,000	$—

The measurement of the Public Warrants as of June 30, 2024 and December 31, 2023 is classified as Level 2 due to limited trading activity under the ticker PLMJW. The quoted price representing the fair value of the Public Warrants was $0.07 and $0.06 per warrant as of June 30, 2024 and December 31, 2023, respectively.

In prior periods, the Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of June 30, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.07 and $0.06 per warrant as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset using recent trading prices.

For the three and six months ended June 30, 2024 the Company recognized a gain of $723,550 and a loss of $120,592 on the changes in the fair value of warrant liabilities in the statements of operations, respectively. For the three and six months ended June 30, 2023, the Company recognized a gain of $844,141 and $0 on changes in the fair value of warrant liabilities in the statements of operations, respectively.

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

In July 2024 and August 2024, the Sponsor entered into a series of agreements with various undersigned subscribers (the “Subscribers”) which resulted in the raising of $300,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the Company, upon election by the Sponsor, the Shares will be transferred to the Subscribers.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company timely requested a hearing before the Panel to appeal the Notice and to request sufficient time to complete an initial business combination. A hearing request will stay the suspension of trading on the Company’s securities, and the Company’s securities will continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision.

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

The hearing with the Panel was held on September 5, 2024. On September 23, 2024, the Company received notice from the Nasdaq Office of the General Counsel that the Panel has granted the Company’s request for continued listing on Nasdaq. As disclosed on August 5, 2024, the Company received notice from the Listing Qualifications Department of Nasdaq indicating that the Company has failed to comply with Nasdaq Listing Rule IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Panel has granted the Company’s request for continued listing provided that on or before January 27, 2025, the Company will demonstrate compliance with all applicable initial listing standards for the Nasdaq Capital Market.

On August 10, 2024, Mercury Capital LLC and Freya Advisory, LLC (the “Consultant”) entered into a services agreement which sets forth certain mutual benefits and obligations of the Consultant and Mercury Capital LLC with respect to certain services rendered by the Consultant to the Company. The services entail supervising and performing due diligence on potential business combination transaction in coordination with, and with direction from, the Company’s senior management. The term of the services agreement shall commence on August 10, 2024 and terminate upon the earlier of: (a) termination of this engagement at will in accordance with the terms of the Agreement; or (b) the consummation of a business combination. As compensation for the services rendered by the Consultant both before and during the term, the Company shall pay to the Consultant a success fee in the amount of $200,000 at the closing of the business combination involving the Company.

On August 22, 2024, the Company entered into a Business Combination Agreement with Tactical Resources Corp., a corporation formed under the laws of the Province of British Columbia, Canada (“Tactical”). Following the continuation from the Cayman Islands to the Province of British Columbia, Canada (the “Domestication”), on the terms and subject to the conditions set forth in the Business Combination Agreement and the Plan of Arrangement (as defined in the Business Combination Agreement) and in accordance with applicable law, the Company shall amalgamate with Plum III Merger Corp., a corporation formed under the laws of the Province of British Columbia, Canada (“Pubco”) to form one corporate entity (the “SPAC Amalgamation”), except that the legal existence of Pubco will not cease and Pubco will survive the SPAC Amalgamation. Following the SPAC Amalgamation, Tactical will amalgamate with Plum III Amalco Corp., a corporation formed under the laws of the Province of British Columbia, Canada and a direct, wholly owned subsidiary of the Company to form one corporate entity (the “Tactical Amalgamation”), except that the legal existence of Tactical will not cease and Tactical will survive as a direct, wholly owned subsidiary of Pubco.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Plum Acquisition Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercury Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of June 30, 2024 and December 31, 2023, we held cash of $49,390 and $0, respectively, current liabilities of $1,220,250 and $805, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

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

Previous Letter of Intent

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

To cover these monthly payments and other associated operating expenses, on January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $225,000 upon the execution of the Subscription Agreement, $225,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial business combination does not occur, the Sponsor will not forfeit any shares.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and six months ended June 30, 2024 and 2023 were organizational activities and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we recorded net income of $407,059, which resulted from a gain on fair value of warrant liability of $723,550, and interest and dividend income on investments held in the Trust Account of $283,319, partially offset by operating and formation costs of $599,810.

For the three months ended June 30, 2023, we recorded net income of $3,943,986, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $3,453,154, a gain on fair value of warrant liability of $844,141, and interest income on the bank account of $617, partially offset by operating and formation costs of $353,926.

For the six months ended June 30, 2024, we recorded net income of $258,823, which resulted from interest and dividend income on investments held in the Trust Account of $1,375,300, partially offset by operating and formation costs of $995,885, and a loss on the changes in fair value of warrant liability of $120,592.

For the six months ended June 30, 2023, we recorded net income of $6,064,849, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $6,493,944, a gain on receivable related to potential business combination of $374,975, and interest income on the bank account of $624, partially offset by operating and formation costs of $804,694.

Liquidity, Going Concern and Capital Resources

For the six months ended June 30, 2024, net cash used in operating activities was $444,477, which resulted from interest and dividend income on the investments held in the Trust Account of $1,375,300, partially offset by changes in working capital of $464,892, net income of $258,823, a gain on the changes in fair value of the convertible promissory note - related party of $120,592, and stock-based compensation of $86,516.

For the six months ended June 30, 2023, net cash used in operating activities was $422,356, which was due to interest and dividend income on the investments held in the Trust Account of $6,493,944, partially offset by net income of $6,064,849, and changes in working capital of $6,739.

For the six months ended June 30, 2024, net cash provided by investing activities was $133,609,215, which was due to cash withdrawn from the Trust Account to pay redeeming shareholders of $134,059,215, partially offset by cash deposited into the Trust Account of $450,000.

There were no cash flows from investing activities for the six months ended June 30, 2023.

For the six months ended June 30, 2024, net cash used in financing activities was $133,115,348, which was due to payments of cash to redeeming shareholders of $134,059,215, partially offset by proceeds for extension payments from the Old Sponsor of $225,000 and proceeds from Sponsor Promissory Notes related party (as defined in Note 5) of $718,867.

There were no cash flows from financing activities for the six months ended June 30, 2023.

As of June 30, 2024 and December 31, 2023, we had cash of $49,390 and $0 held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.

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

As of June 30, 2024, we had $49,390 in cash held outside of the Trust Account and a working capital deficit of $1,109,289, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that our attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying unaudited condensed financial statements). In August 2023, we entered into a $1,500,000 Working Capital Loan (as defined in Note 5) with APTM Sponsor Sub LLC to help cover monthly Trust Account contributions and other working capital needs. There is no guarantee that these funds will be sufficient to support all of our working capital needs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024 or December 31, 2023.

Contractual Obligations

Registration and Shareholder Rights Agreement

The holders of the Founder Units, Private Placement Units, warrants underlying the Founder Units and Private Placement Units (and any Class A ordinary shares issuable upon the exercise of the warrants underlying the Founder Units) have registration and shareholder rights to require us to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding re-sale demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

The outstanding balance under the Subscription Agreement as of June 30, 2024 was $718,867. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and a loan draw of $250,000 on March 28, 2024 and May 6, 2024. Through the date of filing there have been no additional payments made or additional draws on the loan.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,166 shares, or the effects of the 479,245 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5) in the calculation of diluted income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

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

Promissory Note - Related Party

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. As of June 30, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. We account for the Sponsor Promissory Note (as defined in Note 5) at amortized cost. Amortized cost is calculated by taking into account any issuance costs and any discount or premium on settlement. The outstanding balance under the Sponsor Promissory Note as of June 30, 2024 was $718,867.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of June 30, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company identified a material weakness in internal controls related to the compliance with an agreement we entered during the fiscal year ended December 31, 2023, and the recording of necessary accruals in relation to that agreement. Additionally, the Company identified a material weakness in internal controls in relation to the proper accrual of fees owed to other vendors during the quarter ended March 31, 2024 and June 30, 2024.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, as of June 30, 2024, due to the existence of the material weakness noted above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated August 22, 2024, by and among Plum Acquisition Corp. III, Plum III Amalco Corp., Plum III Merger Corp., and Tactical Resources Corp.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plum Acquisition Corp. III

Date: October 4, 2024	By:	/s/ Kanishka Roy
Kanishka Roy
Chief Executive Officer

Plum Acquisition Corp. III

Date: October 4, 2024	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer