Form 10-Q
period 2024-09-30
Plum Acquisition Corp. III
filed 2024-12-20
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 3,149,199 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on December 19, 2024.

PLUM ACQUISTION CORP. III

i

PLUM ACQUISTION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$115,044	$—
Prepaid expenses	71,741	25,885
Extension contribution due from related parties	—	225,000
Total current assets	186,785	250,885
Investments held in Trust Account	25,381,830	157,330,245
Total Assets	$25,568,615	$157,581,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$269,619	$—
Accounts payable - related party	26,027	—
Accrued expenses and other current liabilities	1,083,498	805
Promissory note - related party	1,129,867	—
Total current liabilities	2,509,011	805
Warrant liabilities	964,734	723,550
Total Liabilities	3,473,745	724,355

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 2,284,199 and 14,717,409 shares at redemption value of $11.11 and $10.71 per share at September 30, 2024 and December 31, 2023, respectively	25,381,830	157,555,245

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at September 30, 2024 and December 31, 2023; excluding 2,284,199 and 14,717,409 shares subject to possible redemption, respectively, at September 30, 2024 and December 31, 2023	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Accumulated deficit	(3,287,753)	(699,263)
Total Shareholders’ Deficit	(3,286,960)	(698,470)
Total Liabilities and Shareholders’ Deficit	$25,568,615	$157,581,130

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating and formation costs	$1,285,296	$470,399	$2,281,181	$1,275,093
Loss from operations	(1,285,296)	(470,399)	(2,281,181)	(1,275,093)
Other income (expense):
Interest income on bank account	—	28	—	652
Interest and dividend income on investments held in Trust Account	285,500	2,596,438	1,660,800	9,090,382
Gain related to potential business combination	—	—	—	374,975
Change in fair value of convertible promissory note - related party	—	(1,859)	—	(1,859)
Loss on change in fair value of warrant liabilities	(120,592)	(241,183)	(241,184)	(241,183)
Net (loss) income	$(1,120,388)	$1,883,025	$(861,565)	$7,947,874
Basic weighted average shares outstanding, Class A ordinary shares	3,149,199	19,553,931	5,726,264	25,892,954
Basic net (loss) income per share, Class A ordinary shares	$(0.11)	$0.07	$(0.07)	$0.24
Diluted weighted average shares outstanding, Class A ordinary shares	3,149,199	19,566,349	5,726,264	25,897,140
Diluted net income per share, Class A ordinary shares	$(0.11)	$0.07	$(0.07)	$0.24
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500	7,062,500	7,062,500
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.11)	$0.07	$(0.07)	$0.24

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	865,000	$87	7,062,500	$706	$—	$(699,263)	$(698,470)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2024	—	—	—	—	(128,846)	(1,188,135)	(1,316,981)
Deemed contribution for extension deposit from the Sponsor	—	—	—	—	112,500	—	112,500
Share based compensation	—	—	—	—	16,346	—	16,346
Reversal of deemed contribution for extension deposit from the Sponsor	—	—	—	—	—	(112,500)	(112,500)
Net loss	—	—	—	—	—	(148,236)	(148,236)
Contribution from the Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	367,610	—	367,610
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(367,610)	—	(367,610)
Balance as of March 31, 2024	865,000	$87	7,062,500	$706	$—	$(2,148,134)	$(2,147,341)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2024	—	—	—	—	(70,170)	(213,149)	(283,319)
Share based compensation	—	—	—	—	70,170	—	70,170
Net income	—	—	—	—	—	407,059	407,059
Balance as of June 30, 2024	865,000	$87	7,062,500	$706	$—	$(1,954,224)	$(1,953,431)
Remeasurement of Class A ordinary shares to redemption amount as of September 30, 2024	—	—	—	—	(72,359)	(213,141)	(285,500)
Share based compensation	—	—	—	—	72,359	—	72,359
Net loss	—	—	—	—	—	(1,120,388)	(1,120,388)
Balance as of September 30, 2024	865,000	$87	7,062,500	$706	$—	$(3,287,753)	$(3,286,960)

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

PLUM ACQUISTION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(861,565)	$7,947,874
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,660,800)	(9,090,382)
Stock-based Compensation	158,875	—
Change in fair value of warrant liability	241,184	241,183
Change in fair value of convertible promissory note - related party	—	1,859
Changes in operating assets and liabilities:
Prepaid expenses	(45,856)	150,563
Accounts payable	269,619	103,674
Accounts payable - related party	26,027	15,065
Accrued expenses and other current liabilities	1,082,693	(167,696)
Accrued expenses - related party	—	55,000
Net cash used in operating activities	(789,823)	(742,860)

Cash Flows from Investing Activities:
Cash transferred into Trust Account	(450,000)	(450,000)
Cash transferred from Trust Account to pay redeeming shareholders	134,059,215	140,838,808
Net cash provided by investing activities	133,609,215	140,388,808

Cash Flows from Financing Activities:
Proceeds from advance from Sponsor	―	6,000
Repayment of advance from Sponsor	―	(6,000)
Proceeds for extension payments from the Old Sponsor	225,000	―
Proceeds from convertible promissory note - related party	1,129,867	725,000
Payment of cash to redeeming shareholders	(134,059,215)	(140,838,808)
Net cash used in financing activities	(132,704,348)	(140,113,808)

Net Change in Cash	115,044	(467,860)
Cash - Beginning of period	—	726,869
Cash - End of period	$115,044	$259,009

Non-cash investing and financing activities
Reclassification of Sponsor Extension Payment to Promissory Note - Related Party	$112,500	$572,659
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$1,885,800	$9,540,382

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2024 and the year ended December 31, 2023 relates to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

Notices from the Listing Qualifications Department of The Nasdaq

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On November 21, 2024, Nasdaq provided the Company with written confirmation that the Company regained compliance with the MVLS Rule.

On November 25, 2024, the Company received a written notice from the Nasdaq indicating that the Company is delinquent in filing its quarterly report on Form 10-Q for the quarterly period ended September 30, 2024. The Notice has no immediate effect on the listing of the Company’s ordinary share or its public warrants on The Nasdaq Capital Market. Pursuant to the Notice, this matter serves as an additional basis for delisting the Company’s securities from the Nasdaq in light of the Company’s previously reported failure to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement in accordance with Nasdaq Listing Rule IM-5101-2.

Liquidity and Going Concern

As of September 30, 2024, the Company had $115,044 in cash held outside of the Trust Account and a working capital deficit of $2,322,226, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. There is no assurance that the Company’s attempts to close the deal for an initial Business Combination will be successful within the Combination Period. On January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

In July 2024, the Company entered into a promissory note with the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the Company, at a price of $1.50 per warrant at the option of the Sponsor. The outstanding balance under the Sponsor Promissory Note as of September 30, 2024 was $1,129,867.

In July 2024, August 2024 and September 2024, the Sponsor entered into a series of agreements with various undersigned subscribers (the “Subscribers”) which resulted in the raising of $400,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the Company, upon election by the Sponsor, the Shares will be transferred to the Subscribers.

The Company will have until January 30, 2025 to complete a Business Combination. If a Business Combination is not consummated by January 30, 2025 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the liquidity conditions disclosed above including the January 30, 2025 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on July 1, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $115,044 and $0 in cash as of September 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of September 30, 2024 or December 31, 2023.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the condensed balance sheets at fair value at the end of each reporting period. As of September 30, 2024 and December 31, 2023, the investments held in the Trust Account totaled $25,381,830 and $157,330,245, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of September 30, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$157,555,245
Redemption of Class A ordinary shares subject to redemption	(134,059,215)
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	1,316,981
Class A ordinary shares subject to possible redemption as of March 31, 2024	24,813,011
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	283,319
Class A ordinary shares subject to possible redemption as of June 30, 2024	$25,096,330
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	285,500
Class A ordinary shares subject to possible redemption as of September 30, 2024	$25,381,830

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the (loss) income per share calculation allocates (loss) income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares, or the effects of the 753,244 warrants that would be issuable upon conversion of the Subscription Loan (as defined in Note 5) in the calculation of (loss) income per share, because the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net (loss) income per share:
Numerator:
Net (loss) income	$(345,518)	$(774,870)	$1,383,376	$499,649	$(385,772)	$(475,793)	$6,244,609	$1,703,265
Denominator:
Basic weighted average shares outstanding	3,149,199	7,062,500	19,553,931	7,062,500	5,726,264	7,062,500	25,892,954	7,062,500
Basic and diluted net (loss) income per share:	$(0.11)	$(0.11)	$0.07	$0.07	$(0.07)	$(0.07)	$0.24	$0.24

Diluted net income per share:
Numerator:
Net (loss) income	$(345,518)	$(774,870)	$1,383,609	$499,416	$(385,772)	$(475,793)	$6,244,826	$1,703,048
Denominator:
Diluted weighted average shares outstanding	3,149,199	7,062,500	19,566,349	7,062,500	5,726,264	7,062,500	25,897,140	7,062,500
Diluted net (loss) income per share	$(0.11)	$(0.11)	$0.07	$0.07	$(0.07)	$(0.07)	$0.24	$0.24

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2024, the Company incurred no expenses under this agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of $165,000 and $495,000, respectively, under this agreement and are included in operating and formation costs on the accompanying condensed statement of operations. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to the Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. As of September 30, 2024 and December 31, 2023, the Company had no outstanding balance for accrued expenses - related party.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Original Sponsor or an affiliate of the Original Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023, the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of September 30, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Original Sponsor on December 27, 2023.

Reimbursements—Related Party

For the three and nine months ended September 30, 2024, the Company had no payments to the Sponsor, officers and directors, or any of their respective affiliates as reimbursements for the operating costs of the Company and included within operating and formation costs within the accompanying condensed statement of operations.

For the three and nine months ended September 30, 2023, the Company paid $3,568 and $17,574, respectively, to the Sponsor as reimbursements for operating costs of the Company paid for by the Sponsor.

Accounts Payable - Related Party

As of September 30, 2024 and December 31, 2023, $26,027 and $0, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search for an initial Business Combination target.

Subscription Agreement and Promissory Note - Related Party

On January 3, 2024, the Company, the Sponsor, and Investor entered into a Subscription Agreement, pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments to the Trust Account and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement and $250,000 on February 20, 2024 and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial Business Combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial Business Combination does not occur, the Sponsor will not forfeit any shares.

In July 2024, the Company entered into a promissory note with Mercury Capital (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor pursuant to the Subscription Agreement. If the Company completes a Business Combination, the Company would repay the Sponsor Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Promissory Note, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company accounts for the Sponsor Promissory Note within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note is de minimis.

The outstanding balance under the Sponsor Promissory Note as of September 30, 2024 was $1,129,867. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draw of $661,000.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Non-Redemption Agreements

On January 17, 2024, January 23, 2024,and January 24, 2024, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with one or more unaffiliated third party or parties (the “Investors”) in exchange for each such third party or third parties agreeing not to redeem certain public Class A ordinary shares, $0.0001 par value per share of the Company sold in its initial public offering (the “Non-Redeemed Shares”) at the Adjourned Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of one Founder Share for each four Non-Redeemed Shares. The Company estimated the aggregate fair value of 331,180 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $367,610 or $1.11 per share. The fair value was determined using a discount for the probability of an Initial Business Combination of 10.95% and a discount of 5% for the lack of redemption rights and the value per Founder Shares as of the valuation date of $10.71. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution in accordance with Staff Accounting Bulletin Topic 5T by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of a Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of September 30, 2024 no additional compensation will be recorded for the transfer of the shares until a Business Combination has been consummated. The compensation that has been recorded for the three and six months ended June 30, 2024, will remain within the Company’s Statements of Operations for those periods. During the three and nine months ended September 30, 2024, the Company recorded compensation expense of $72,359 and $158,875, respectively.

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Securities Transfer Agreement

On May 22, 2024, Mercury Capital LLC (the “Sponsor) and a third party (the “Recipient”) entered into a Securities Transfer Agreement, whereby the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient as compensation for the provisioning of advisory service rendered to the SPAC. No compensation expense was recorded as of September 30, 2024, as the Recipient did not start providing advisory services and therefore the award has not vested.

On June 30, 2024, the Sponsor and the Recipient entered into an amendment to the Securities Transfer Agreement (the “Amended Securities Transfer Agreement”). Pursuant to the Amended Securities Transfer Agreement, the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient upon successfully closing any business combination transaction involving the Company. In addition, the Recipient’s compensation would be in exchange for providing advisory to the Sponsor. No compensation expense was recorded as of September 30, 2024, as the performance condition was not considered probable.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,650,000 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $9,887,500 in the aggregate will be payable to the underwriters for deferred underwriting commissions. On December 27, 2023, the underwriters agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $9,887,500 waived fee, $9,551,325 was recorded as a reduction to accumulated deficit and $336,175 was recorded as a gain on the waiver of deferred underwriting commissions by underwriters in the condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

Service Agreement

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 7. WARRANTS

As of September 30, 2024 and December 31, 2023, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 3,149,199 and 15,582,409 Class A ordinary shares issued and outstanding, including 2,284,199 and 14,717,409 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

PLUM ACQUISTION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investments held in Trust Account:
Money Market investments	$25,381,830	$25,381,830	$—	$—
Liabilities
Warrant liability – Founder Warrants	$188,333	$—	$188,333	$—
Warrant liability – Private Placement Warrants	$23,067	$—	$23,067	$—
Warrant liability – Public Warrants	$753,333	$—	$753,333	$—
December 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$157,330,245	$157,330,245	$—	$—
Liabilities
Warrant liability – Founder Warrants	$141,250	$—	$141,250	$—
Warrant liability – Private Placement Warrants	$17,300	$—	$17,300	$—
Warrant liability – Public Warrants	$565,000	$—	$565,000	$—

The measurement of the Public Warrants as of September 30, 2024 and December 31, 2023 is classified as Level 2 due to limited trading activity under the ticker PLMJW. The quoted price representing the fair value of the Public Warrants was $0.07 and $0.06 per warrant as of September 30, 2024 and December 31, 2023, respectively.

In prior periods, the Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of September 30, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.07 and $0.06 per warrant as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset using recent trading prices.

For the three and nine months ended September 30, 2024 the Company recognized a loss of $120,592 and $241,184 on the changes in the fair value of warrant liabilities in the statements of operations, respectively. For the three and nine months ended September 30, 2023, the Company recognized a loss of $241,183 on changes in the fair value of warrant liabilities in the statements of operations.

NOTE 10. SUBSEQUENT EVENTS

On December 10, 2024, the Company, and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia (“Tactical”), entered into an amendment (the “Amendment”) to the Business Combination Agreement, dated as of August 22, 2024 (the “Business Combination Agreement”), by and among the Company, Tactical, Plum III Merger Corp., a corporation formed under the Laws of the Province of British Columbia (“Pubco”), and Plum III Amalco Corp., corporation formed under the Laws of the Province of British Columbia. The Amendment provides that, among other things, upon a delisting from The Nasdaq Stock Market, the Company will use commercially reasonable efforts to list its securities on the OTC Markets Group. As a condition to closing the Business Combination, the Company must relist its securities on The Nasdaq Stock Market.

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

As of September 30, 2024 and December 31, 2023, we held cash of $115,044 and $0, respectively, current liabilities of $2,509,011 and $805, respectively. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

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

To cover these monthly payments and other associated operating expenses, on January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $225,000 upon the execution of the Subscription Agreement, $225,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial business combination does not occur, the Sponsor will not forfeit any shares.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and nine months ended September 30, 2024 and 2023 were organizational activities and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we recorded net loss of $1,120,388, which resulted from interest and dividend income on investments held in the Trust Account of $285,500 offset by a loss on fair value of warrant liability of $120,592 and operating and formation costs of $1,285,296.

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

For the nine months ended September 30, 2024, we recorded net loss of $861,565, which resulted from interest and dividend income on investments held in the Trust Account of $1,660,800, offset by operating and formation costs of $2,281,181 and a loss on the changes in fair value of warrant liability of $241,184 .

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

Liquidity, Going Concern and Capital Resources

For the nine months ended September 30, 2024, net cash used in operating activities was $789,823, which resulted from interest and dividend income on the investments held in the Trust Account of $1,660,800 and net loss of $861,565, offset by changes in working capital of $1,332,483, a change in fair value of warrant liabilities of $241,184 , and stock-based compensation of $158,875.

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

For the nine months ended September 30, 2024, net cash provided by investing activities was $133,609,215, which was due to cash withdrawn from the Trust Account to pay redeeming shareholders of $134,059,215, partially offset by cash deposited into the Trust Account of $450,000.

For the nine months ended September 30, 2023, net cash provided by investing activities was $140,388,808, which was due to cash withdrawn from the Trust Account to pay redeeming shareholders of $140,838,808, offset by cash deposited into the Trust Account of $450,000

For the nine months ended September 30, 2024, net cash used in financing activities was $132,704,348, which was due to payments of cash to redeeming shareholders of $134,059,215, partially offset by proceeds for extension payments from the Old Sponsor of $225,000 and proceeds from Sponsor Promissory Notes related party of $1,129,867.

For the nine months ended September 30, 2023, net cash used in financing activities was $140,113,808, which was due to payments of cash to redeeming shareholders of $140,838,808, offset by proceeds from the convertible promissory note - related party of $725,000.

As of September 30, 2024 and December 31, 2023, we had cash of $115,044 and $0 held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination.

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

As of September 30, 2024, we had $115,044 in cash held outside of the Trust Account and a working capital deficit of $2,322,226, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans (as defined in Note 5). There is no assurance that our attempts to find a partner for an initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying unaudited condensed financial statements). In August 2023, we entered into a $1,500,000 Working Capital Loan (as defined in Note 5) with APTM Sponsor Sub LLC to help cover monthly Trust Account contributions and other working capital needs. There is no guarantee that these funds will be sufficient to support all of our working capital needs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024 or December 31, 2023.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,650,000 in the aggregate, upon the closing of the IPO and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $9,887,500 in the aggregate will be payable to the underwriters for deferred underwriting commissions. On December 27, 2023, the underwriters agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $9,887,500 waived fee, $9,551,325 was recorded as a reduction to accumulated deficit and $336,175 was recorded as a gain on the waiver of deferred underwriting commissions by underwriters in the condensed statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

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

In July 2024, the Company entered into a promissory note with Mercury Capital (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor pursuant to the Subscription Agreement. If the Company completes a Business Combination, the Company would repay the Sponsor Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Promissory Note, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company accounts for the Sponsor Promissory Note within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note is de minimis.

The outstanding balance under the Sponsor Promissory Note as of September 30, 2024 was $1,129,867. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draw of $661,000.

Non-Redemption Agreements

On January 17, 2024, January 23, 2024, and January 24, 2024, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with one or more unaffiliated third party or parties (the “Investors”) in exchange for each such third party or third parties agreeing not to redeem certain public Class A ordinary shares, $0.0001 par value per share of the Company sold in its initial public offering (the “Non-Redeemed Shares”) at the Adjourned Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of 1 Founder Share for each 4 Non-Redeemed Shares. The Company estimated the aggregate fair value of 331,180 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $367,610 or $1.11 per share. The fair value was determined using a discount for the probability of an Initial Business Combination of 10.95% and a discount of 5% for the lack of redemption rights and the value per Founder Shares as of the valuation date of $10.71. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution in accordance with Staff Accounting Bulletin Topic 5T by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the (loss) income per share calculation allocates (loss) income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,166 shares, or the effects of the 753,244 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5) in the calculation of diluted (loss) income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

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

Promissory Note - Related Party

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. As of September 30, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. We account for the Sponsor Promissory Note (as defined in Note 5) within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note is de minimis. The outstanding balance under the Sponsor Promissory Note as of September 30, 2024 was $1,129,867.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of September 30, 2024 and December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

Critical Accounting Estimates

Our unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our most critical accounting estimate includes determining the accruals associated with third party providers, the valuation of the Public and Private Placement Warrants, and the valuation of Founder Shares that will be issued in relation to the Non-Redemption Agreements and the consulting agreement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, as of September 30, 2024, due to the existence of the material weakness noted above.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on July 1, 2024, except as listed below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Plum expects to extend the time to consummate the Business Combination beyond January 27, 2025, which contravenes Nasdaq rules and, as a result, would lead Nasdaq to suspend trading in Plum’s securities or lead Plum’s securities to be delisted from Nasdaq. If Plum’s securities are delisted from Nasdaq, Plum’s Class A Ordinary Shares would be deemed a “penny” stock and Plum would become subject to the requirements of Rule 419 to which it is not currently subject. This may adversely affect the liquidity and trading of its securities and may impact our ability to complete the Business Combination.

Plum’s Class A Ordinary Shares, units and warrants are listed on Nasdaq. Nasdaq IM-5101-2 requires that Plum, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of Plum, would be July 27, 2024. The Nasdaq Hearings Panel (the “Panel”) granted Plum’s request for continued listing provided that on or before January 27, 2025, Plum will demonstrate compliance with all applicable initial listing standards for the Nasdaq Capital Market. If Plum is unable to complete an initial business combination by January 27, 2025 and seeks to extend beyond such 36-month period and 180 day extension permitted by the Panel, such extension would violate Nasdaq IM-5101-2 and the Panel’s extension. Accordingly, Plum will face immediate suspension and delisting of its securities once it receives a delisting determination letter from Nasdaq after the 180-day extension window ends on January 27, 2025. Pursuant to Nasdaq Rule 5815, as amended, Nasdaq may only reverse its delisting determination if it finds that it made a factual error in applying Nasdaq Rule 5815, as amended. If Nasdaq delists Plum’s securities from trading on its exchange and Plum is not able to list its securities on another national securities exchange, we expect Plum’s securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that Plum Class A Ordinary Shares are a “penny stock” which will require brokers trading in Plum Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which Plum offers its securities.

We also note that if Nasdaq delists Plum’s securities from trading on its exchange and Plum is not able to list its securities on another national securities exchange, it may affect Plum’s ability to consummate the Business Combination. The fact that Plum’s securities are not listed on Nasdaq may present certain challenges to listing the post Business Combination combined company’s securities on Nasdaq, such as the post Business Combination combined company’s ability to meet the listing requirements for Nasdaq, like the minimum per share bid price and the market value of unrestricted publicly held shares.

If Plum’s securities are delisted from Nasdaq, its Class A Ordinary Shares could become subject to the regulations of the SEC relating to the market for “penny stocks.” Under Rule 419 of the Securities Act, the term “blank check company” means a company that (i) is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. Under Rule 3a51-1, the term “penny stock” means any equity security, unless it fits within certain enumerated exclusions including being listed on a national securities exchange, such as Nasdaq (Rule 3a51-1(a)(2)) (the “Exchange Rule”). Plum currently relies on the Exchange Rule to not be deemed a penny stock issuer (and consequently a “blank check company” under Rule 419). If Plum is deemed a “blank check company” as defined under Rule 419, it may become subject to additional restrictions on the trading of its securities. Among those restrictions is that brokers trading in the securities of a blank check company under Rule 419 adhere to more stringent rules, including being subject to the depository requirements of Rule 419.

The “penny stock” rules are burdensome and may reduce the trading activity for shares of Plum’s Class A Ordinary Shares. For example, brokers trading in Plum’s Class A Ordinary Shares would be required to deliver a standardized risk disclosure document, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. If Plum’s Class A Ordinary Shares are a “penny stock,” these disclosure requirements may have the effect of reducing the trading activity in the secondary market for Plum’s Class A Ordinary Shares. If Plum’s Class A Ordinary Shares are subject to the “penny stock” rules, the holders of such Class A Ordinary Shares may find it more difficult to sell their shares. This may also result in us no longer being an attractive merger partner if our securities are no longer listed on an exchange, which may impact our ability to complete the Business Combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Plum Class A Ordinary Shares, Plum Units and Plum Public Warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if Plum’s securities were no longer listed on Nasdaq, its securities would not qualify as covered securities under such statute and Plum would be subject to regulation in each state in which it offers its securities, including in connection with our initial business combination, which may make more difficult and costly to complete a business combination. In addition, our shareholders could be prohibited from trading in our securities absent our registration in the state where such shareholder lives. To date we have not registered our securities in any State, and do not currently plan to do so. This may make it difficult or impossible for our shareholders to trade in our securities.

If Plum’s Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, Plum may, at Plum’s option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event Plum so elects, Plum will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event Plum does not so elect, Plum will use commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available. In such event, each holder would pay the exercise price in accordance with the terms of the Warrant Agreement by surrendering each such warrant for that number of Class A Ordinary Shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume-weighted average price of the Class A Ordinary Shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the warrants they hold than they would have upon a cash exercise. No warrant will be exercisable and Plum will not be obligated to issue a Class A Ordinary Share upon exercise of a warrant unless the Class A Ordinary Share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated August 22, 2024, by and among Plum Acquisition Corp. III, Plum III Amalco Corp., Plum III Merger Corp., and Tactical Resources Corp.(1)
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 10, 2024, by and between Plum Acquisition Corp. III and Tactical Resources Corp.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2024.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plum Acquisition Corp. III

Date: December 20, 2024	By:	/s/ Kanishka Roy
Kanishka Roy
Chief Executive Officer

Plum Acquisition Corp. III

Date: December 20, 2024	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer