Form 10-K
period 2024-12-31
Plum Acquisition Corp. III
filed 2025-03-28
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the Units, par value $0.0001 per share	PLMJF	OTC Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PLMWF	OTC Market
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant to acquire one Class A ordinary share	PLMUF	OTC Market

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

The aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $34,011,349.

There were 1,016,833 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on March 24, 2025.

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

Item 1. Business

Introduction

We are a blank check company incorporated on February 5, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Initial Business Combination”). We will not be limited to a particular industry or geographic region in our identification and acquisition of a prospective partner company.

Our Sponsor is Mercury Capital, LLC, a Delaware limited liability company (the “Sponsor”). Our original Sponsor was Alpha Partners Technology Merger Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for our initial public offering (“IPO,” “Initial Public Offering” or the “public offering”) was declared effective on July 27, 2021. On July 30, 2021, we consummated our IPO of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $13.75 million, of which $8.75 million was for deferred underwriting commissions (see Note 3 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, the “SEC”, on July 1, 2024). We granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the IPO price to cover over-allotments, if any. On August 3, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,250,000 Units (the “Over-Allotment Units”) occurred on August 5, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $32.5 million (the “Over-Allotment Proceeds”).

Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) of 800,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Original Sponsor and anchor investors, generating gross proceeds of $8.0 million (see Note 4 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024). Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Original Sponsor of 65,000 units (the “Additional Private Placement Units”), generating total proceeds of $650,000 (the “Private Placement Proceeds” and, together with the “Over-Allotment Unit Proceeds”, the “Proceeds”).

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

On December 27, 2023, the Company, Original Sponsor, and Sponsor entered into a purchase agreement (“Purchase Agreement”), pursuant to the purchased 3,902,648 Founder Units, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, and became entitled to 70% of the 2,030,860 Founder Units that Original Sponsor placed in escrow at the closing of the Purchase Agreement to the extent such Founder Units are not allocated to investors who hold and do not redeem their Class A Ordinary Shares of Plum at the time of Plum’s Initial Business Combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete an Initial Business Combination successfully.

We must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the prospective partner or otherwise acquires a controlling interest in the prospective partner sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (as amended to July 30, 2025 pursuant to the January 2025 Extraordinary General Meeting, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within the Combination Period.

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

As approved by its stockholders at the January 2025 Extraordinary General Meeting, the Company filed an amended and restated memorandum and articles of association (the “Third Amended and Restated Memorandum and Articles of Association”) on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination from January 30, 2025 to July 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) removed language from Article 49.4 of our Amended and Restated Memorandum and Articles of Association stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination.

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

In connection with the January 2025 Extraordinary General Meeting, the holders of 2,132,366 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.24 per share, for an aggregate redemption amount of $23,975,464. After the redemptions, $1,707,149 remained in the Company’s Trust Account.

Recent Developments

Business Combination Agreement

On August 22, 2024, the Company, Plum III Amalco Corp., a corporation formed under the Laws of the Province of British Columbia and a direct, wholly owned subsidiary of the Company (“Amalco”), Plum III Merger Corp., a corporation formed under the Laws of the Province of British Columbia (“PubCo”), and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia (“TRC”), entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, (i) the Company shall transfer by way of continuation from the Cayman Islands to the Province of British Columbia in accordance with the Cayman Islands Companies Act (As Revised) (the “Companies Act”) and continue as a corporation under the Laws of the Province of British Columbia in accordance with the applicable provisions of the Business Corporations Act (British Columbia) (the “BCBCA”) (the “Domestication”), (ii) following the Domestication, the Company shall amalgamate with PubCo (the “Plum Amalgamation”) to form one corporate entity and PubCo will survive the Plum Amalgamation, and (iii) immediately following the Plum Amalgamation, TRC and Amalco shall amalgamate (the “TRC Amalgamation” and, together with the Plum Amalgamation, the “Amalgamations”) to form one corporate entity and TRC will survive the TRC Amalgamation.

Pursuant to the Plum Amalgamation, which will take place after the Domestication and on the date on which the closing of the Business Combination will occur (the “Closing” and such date the “Closing Date”):

●	each Unit shall be automatically divided, and the holder thereof shall be deemed to hold one Class A Share and one-third of one Warrant in accordance with the terms of the applicable Unit;

●	each Class A ordinary share and Class B ordinary share will be exchanged on a one-for-one basis, for a common share in the authorized share capital of PubCo (a “PubCo Common Share”); and

●	each Warrant shall automatically be converted into a warrant (each, a “PubCo Assumed Plum Warrant”) to purchase a number of PubCo Common Shares determined in accordance with the terms of such Warrant.

On the Closing Date, pursuant to the TRC Amalgamation, among other things:

●	each common share of TRC (“a TRC Common Share”) (other than any cancelled TRC common shares or dissenting shares) shall automatically be exchanged for the right to receive a number of PubCo Common Shares equal to the TRC Exchange Ratio (as defined in the Business Combination Agreement) (the aggregate of all such PubCo Common Shares, the “Arrangement Consideration Shares”). Any Arrangement Consideration Shares exchanged for TRC Common Shares which were subject to any vesting or forfeiture terms shall continue to be governed by such terms from and after the effective time of the TRC Amalgamation;

●	each of the dissenting shares shall be cancelled and shall thereafter represent only the right to receive the applicable payments set forth in the Plan of Arrangement (as defined in the Business Combination Agreement);

●	each option to buy TRC Common Shares granted under TRC’s employee stock plan shall be assumed by PubCo and converted into an option to purchase PubCo Common Shares (each, a “Converted TRC Option”), subject to the same terms and conditions as were previously applicable, except that (A) the number of TRC Common Shares subject to such Converted TRC Option shall be increased by multiplying the number of shares previously issuable thereunder by the TRC Exchange Ratio, rounded down to the nearest whole PubCo Common Share, and (B) the per share exercise price shall be reduced by dividing the previous exercise price thereof by the TRC Exchange Ratio (rounded up to the nearest cent);

●	each restricted stock unit granted under TRC’s employee stock plan shall be assumed by PubCo and converted into a restricted stock unit in respect of PubCo Common Shares (each, a “Converted TRC RSU”), subject to the same terms and conditions as were previously applicable thereto, except that such Converted TRC RSU shall be in respect of a number of PubCo Common Shares equal to the product of (A) the number of shares previously subject to such TRC RSU and (B) the TRC Exchange Ratio;

●	each warrant to buy TRC Common Shares granted under TRC’s employee stock plan shall automatically be converted into a warrant to purchase PubCo Common Shares (each, a “PubCo Assumed TRC Warrant”), and such PubCo Assumed TRC Warrant shall continue to be governed by the same terms and conditions as were previously applicable, except that (A) the number of TRC Common Shares subject to such PubCo Assumed TRC Warrant shall be increased by multiplying the number of shares previously issuable thereunder by the TRC Exchange Ratio, rounded down to the nearest whole PubCo Common Share, and (B) the per share exercise price shall be reduced by dividing the previous exercise price thereof by the TRC Exchange Ratio (rounded up to the nearest cent); and

●	each common share in Amalco shall automatically be exchanged for one validly-issued, fully paid and nonassessable common share of TRC.

The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things: corporate organization; authorization to enter into the Business Combination Agreement; capitalization; financial statements; undisclosed liabilities; litigation; compliance with laws; material contracts; company benefit plans; labor matters; taxes; insurance; permits; property; intellectual property, data privacy and security; environmental matters; absence of changes; brokers; transactions with affiliates; consents and requisite governmental approvals; and related party transactions.

On December 10, 2024, the Company and TRC entered into an amendment (the “First Amendment”) to the Business Combination Agreement, which among other things, provides (a) that Plum will apply for and effect a listing of Plum’s publicly-traded securities with OTC Markets Group (“OTC Markets”), which listing will take effect no later than ten business days following any delisting of such Plum securities from Nasdaq on January 27, 2025 (the “Nasdaq De-Listing Date”), (b) that Plum shall prepare and file with the U.S. Securities and Exchange Commission (“SEC”) a proxy statement for the purpose of amending the Amended and Restated Memorandum and Articles of Association of Plum (the “Articles”) to (i) extend the deadline for Plum to consummate an Initial Business Combination from January 30, 2025 to July 30, 2025 (the “Extension Amendment Proposal”) and (ii) remove the requirement in Plum’s Articles that Plum have net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, an Initial Business Combination (the “NTA Amendment Proposal” and such requirement, the “NTA Requirement”), (c) that Plum comply with all applicable rules and regulations of Nasdaq or OTC Markets, as applicable, (d) that Plum use commercially reasonable efforts to ensure that Plum’s publicly-traded securities continue to be qualified to trade on OTC Markets from and after the Nasdaq De-Listing Date, (e) that the parties use commercially reasonable efforts to cause Plum’s publicly-traded securities to be delisted from OTC Markets as of the Company Amalgamation Effective Time or as soon as practicable thereafter, (f) that the closing condition requiring Pubco to satisfy the NTA Requirement shall not be applicable in the event that Plum’s shareholders approve the NTA Amendment Proposal and Plum amends the Articles to remove the NTA Requirement, and (g) that the Agreement End Date shall be automatically extended to July 30, 2025 in the event that Plum’s shareholders approve the Extension Amendment Proposal and Plum amends the Articles to extend its deadline to consummate an Initial Business Combination to July 30, 2025.

On January 28, 2025, the Company and TRC entered into an amendment (the “Second Amendment”) to the Business Combination Agreement which provides that certain recently issued convertible debentures of Tactical (and future issuances of convertible debentures by Tactical, if any, to the extent permitted under the Business Combination Agreement) shall be subject to the same terms under the Business Combination Agreement.

OTC Listing

As previously announced, our Class A ordinary shares, warrants and units were subject to delisting under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”) if we did not regain compliance with such rules prior to or on January 27, 2025. As a result, after market close on January 27, 2025, trading in our securities was suspended on Nasdaq with immediate effect. A Form 25-NSE was later filed with the SEC, which terminated the listing of our securities on Nasdaq.

On January 28, 2025, our Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. Our Class A ordinary shares, warrants and units are listed under the symbols “PLMJF”, “PLMWF”, and “PLMUF”, respectively.

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

Sources of Prospective Partner Businesses

On August 22, 2024, we entered into the Business Combination Agreement. Since entering into the Business Combination Agreement, we have not been actively searching for a business partner. However, we may in the future decide to initiate a new business partner search in connection with an alternative Initial Business Combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Third Amended and Restated Memorandum and Articles of Association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

The purpose of any such transaction could be to (i) vote in favor of the Initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Initial Business Combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination or (iii) satisfy a closing condition in an agreement with a prospective partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Initial Business Combination, regardless of whether such shareholder votes on such proposed Initial Business Combination, and if they do vote, regardless of whether they vote for or against such proposed initial business combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if an Initial Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares acquired during or after the public offering by them in connection with (i) the completion of our Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Third Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination).

Limitations on Redemptions

The proposed Initial Business Combination may require: (i) cash consideration to be paid to the prospective partner or its owners, (ii) cash to be transferred to the prospective partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our Initial Business Combination either (i) in connection with a general meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares (excluding the private placement shares underlying the private placement units) or seek to amend our Third Amended and Restated Memorandum and Articles of Association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a shareholder vote to approve our Initial Business Combination, we will, pursuant to our Third Amended and Restated Memorandum and Articles of Association:

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

If we seek shareholder approval, we will complete our Initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our Initial Business Combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need none (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised) of the 25,000,000 public shares sold in the public offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of an Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Third Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination).

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Third Amended and Restated Memorandum and Articles of Association:

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Third Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with a business combination with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Third Amended and Restated Memorandum and Articles of Association provide that we will have until July 30, 2025 to consummate an Initial Business Combination. If we have not consummated an Initial Business Combination July 30, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding taxes) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an Initial Business Combination by July 30, 2025. Our Third Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an Initial Business Combination by July 30, 2025 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Initial Business Combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Third Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination), unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our Initial Business Combination by July 30, 2025, (ii) in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2025, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination), or (iii) if they redeem their respective shares for cash upon the completion of the Initial Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an Initial Business Combination or liquidation if we have not consummated an Initial Business Combination by July 30, 2025, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Initial Business Combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Third Amended and Restated Memorandum and Articles of Association, like all provisions of our Third Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote.

Competition

On August 22, 2024, we entered into the Business Combination Agreement. Since entering into the Business Combination Agreement, we have not been actively searching for a business partner. However, we may in the future decide to initiate a new business partner search in connection with an alternative Initial Business Combination.

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

As of December 31, 2024, the Company had $27,418 in cash held outside of the Trust Account. On January 3, 2024 the Company entered into a subscription agreement by and among the Company, Mercury Capital, LLC and Palmeira Investment Limited (the “Subscription Agreement”) whereby the Company may raise up to $1,500,000. Even with the Subscription Agreement the Company may not have sufficient cash to operate for at least the next 12 months from the issuance of the financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 to the accompanying financial statements). There is no assurance that the Company’s Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The Company will have until July 30, 2025 to complete the Business Combination. If a Business Combination is not consummated by July 30, 2025 there will be a mandatory liquidation and subsequent dissolution of the Company, unless the shareholders approve an amendment to the Third Amended and Restated Memorandum and Articles of Association to further extend the date.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements—Going Concern, management has determined the factors disclosed above and the July 30, 2025 Business Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our Sponsor and Original Sponsor own, on an as-converted basis, 34.12% of our outstanding ordinary shares (excluding the private placement shares underlying the private placement units) immediately following the completion of the public offering. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our Initial Business Combination. Our Third Amended and Restated Memorandum and Articles of Association will provide that, if we seek shareholder approval, we will complete our Initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to the shares owned by our Original Sponsor and shares owned by our Sponsor, we would need none (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised) of the 25,000,000 public shares sold in the public offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. If we seek shareholder approval of our Initial Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Initial Business Combination.

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

We will not know how many shareholders may exercise their redemption rights in connection with a vote for approval of the Business Combination, and therefore need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

The requirement that we consummate an Initial Business Combination by July 30, 2025 may give potential prospective partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination prospective partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential prospective partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an Initial Business Combination by July 30, 2025. Consequently, such prospective partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular prospective partner business, we may be unable to complete our Initial Business Combination with any prospective partner business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our ability to consummate an Initial Business Combination, may be materially adversely affected global economic and geopolitical events and the status of debt and equity markets.

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

We may not be able to consummate an Initial Business Combination by July 30, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to consummate an Initial Business Combination by July 30, 2025. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, meeting national exchange listing requirements, and the other risks described herein. If we have not consummated an Initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding tax), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Third Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our Third Amended and Restated Memorandum and Articles of Association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. Since our initial public offering, the proceeds held in the trust account have only been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles Of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an Initial Business Combination within the combination period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Because we are not limited to evaluating a prospective partner business in a particular industry sector with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular prospective partner business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our Third Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular prospective partner business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a prospective partner business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination prospective partner. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an Initial Business Combination by July 30, 2025, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which the IPO prospectus forms a part, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective partner business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

On February 5, 2021, an affiliate of our Original Sponsor paid $25,000, or approximately $0.003 per unit, to cover for certain offering costs in consideration for 7,187,500 founder units consisting of 7,187,500 founder shares and 2,395,833 founder warrants. Prior to the initial investment in the Company of $25,000 by the affiliate of our Original Sponsor, the Company had no assets, tangible or intangible. The per unit price of the founder units was determined by dividing the amount contributed to the Company by the number of founder units issued. In connection with the expiration of the underwriter’s over-allotment option, our Original Sponsor surrendered 125,000 founder shares. As such, our initial shareholders collectively owned 20% of our issued and outstanding shares as of our initial public offering. The founder shares will be worthless if we do not complete an Initial Business Combination. In addition, our Original Sponsor and anchor investors have purchased an aggregate of 865,000 private placement units, for a purchase price of $8,650,000 in the aggregate. Our Sponsor paid $1 to purchase 3,902,648 Founder Units, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, and became entitled to 70% of the 2,030,860 Founder Units that Original Sponsor placed in escrow at the closing of the Purchase Agreement to the extent such Founder Units are not allocated to investors who hold and do not redeem their Class A Ordinary Shares of Plum at the time of Plum’s Initial Business Combination. If we do not consummate an Initial Business Combination by July 30, 2025, the private placement units (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a prospective partner business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as July 30, 2025 nears, which is the deadline for our consummation of an Initial Business Combination, unless our shareholders approve an extension of the time to consummate an Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

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

The net proceeds from the public offering and the sale of the private placement units provided us with $272,612,500 in the trust account that we may use to complete our Initial Business Combination. The balance of the trust account is $1,707,149 as of January 23, 2025 after redemptions in connection with extraordinary general meetings to extend the date by which we may complete our Initial Business Combination.

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

Our Third Amended and Restated Memorandum and Articles of Association will not provide a specified maximum redemption threshold. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Third Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Third Amended and Restated Memorandum and Articles of Association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our Third Amended and Restated Memorandum and Articles of Association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Third Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination). To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Third Amended and Restated Memorandum and Articles of Association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Third Amended and Restated Memorandum and Articles of Association to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Third Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the public offering and the sale of the private placement units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares; provided that the provisions of our Third Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors or to continue our company in a jurisdiction outside the Cayman Islands prior to our Initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially owned, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of the public offering (excluding the private placement shares underlying the private placement units and assuming they do not purchase any units in the public offering), will participate in any vote to amend our Third Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. We do not require any additional votes from public shareholders to approve a special resolution. As a result, we may be able to amend the provisions of our Third Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Third Amended and Restated Memorandum and Articles of Association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Third Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination), unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our Original Sponsor, Sponsor, officers and directors may be amended without shareholder approval.

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

We may be required to seek additional financing or to abandon the proposed business combination for a variety of reasons, such as the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, redemptions in connection with our Initial Business Combination, or insufficient funds held outside of the trust account. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative prospective partner business candidate. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the prospective partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the prospective partner business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our initial shareholders and Sponsor control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the public offering, our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Our initial shareholders and Sponsor currently own approximately 87.4% of our issued and outstanding ordinary shares as of January 17, 2025. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Third Amended and Restated Memorandum and Articles of Association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately-negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the IPO prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors or to continue our company in a jurisdiction outside the Cayman Islands prior to our Initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our Initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our Sponsor.

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

In connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2024, our management identified a material weaknesses in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to the compliance with an agreement we entered during the fiscal year ended December 31, 2023, and the recording of necessary accruals in relation to that agreement. Additionally, the Company identified a material weakness in internal controls in relation to proper recording of accruals and stock-based compensation. While we have processes in place to identify and appropriately apply applicable accounting requirements, we did not identify certain stipulations in the Trust Agreement, and accordingly failed to make appropriate accounting entries.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

In addition, our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential prospective partner business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Third Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

RISKS RELATING TO OUR SECURITIES

If we have not consummated an Initial Business Combination by July 30, 2025, our public shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we have not consummated an Initial Business Combination by July 30, 2025, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and subject to any withholding tax), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Third Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond July 30, 2025 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our Third Amended and Restated Memorandum and Articles of Association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Initial Business Combination and do not amend certain provisions of our Third Amended and Restated Memorandum and Articles of Association. Our Third Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We may issue additional Class A ordinary shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our Third Amended and Restated Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Third Amended and Restated Memorandum and Articles of Association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 198,983,167 and 12,937,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an Initial Business Combination) at the time of our Initial Business Combination or earlier at the option of the holders thereof as described herein and in our Third Amended and Restated Memorandum and Articles of Association. Immediately after the public offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in the section entitled “Description of Securities—Warrants—Public Shareholders’ Warrants” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-253221) or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions as set forth herein. However, our Third Amended and Restated Memorandum and Articles of Association will provide, among other things, that prior to or in connection with our Initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an Initial Business Combination. These provisions of our Third Amended and Restated Memorandum and Articles of Association, like all provisions of our Third Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

We account for our warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because our warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each of the warrants as a liability at its fair value which will be estimated using an internal valuation model. The Company utilized a binomial/lattice model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2024 and December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker APTMW. The Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of December 31, 2024, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. As of December 31, 2024 the Founder Warrants, and Private Warrants are classified as level 2 due to the use of an observable market quote for a similar asset in an active market. The impact of changes in the fair value of our warrants on our earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential prospective partners may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an Initial Business Combination with a prospective partner business.

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

Provisions in our Third Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Third Amended and Restated Memorandum and Articles of Association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Initial Business Combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination), and (iii) the redemption of our public shares if we have not consummated an Initial Business Combination by July 30, 2025, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an Initial Business Combination or liquidation if we have not consummated an Initial Business Combination by July 30, 2025, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The Company is a Shell Company with Penny Stock.

We are a blank check company incorporated on February 5, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. As a result, the Company is a shell company. Rule 405 and 12b-2 of the Exchange Act defines a shell company as an issuer that that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

A shell issuer may also be a blank check company or a blind pool company, a company in the developmental stage, any company that has no specific business plan or purpose, or a company that has as its business plan to merge with or acquire an unidentified third property. Accordingly, the Company may be required, under current and proposed new rules and amendments of the SEC, to provide enhanced disclosures for investor protection in the event that we engage in a merger or acquisition with an unidentified company substantially similar to those required in registration statements for an initial public offering.

Effect of Amended Rule 15c2-11 on the Company’s securities.

The SEC released and published a Final Rulemaking on Publication or Submission of Quotations without Specified Information amending Rule 15c2-11 under the Exchange Act (“Rule 15c2-11,” the “Amended Rule 15c2-11”). To be eligible for public quotations on an ongoing basis, Amended Rule 15c2-11’s modified the “piggyback exemption” that required that (i) the specified current information about the company is publicly available, and (ii) the security is subject to a one-sided (i.e., a bid or offer) priced quotation, with no more than four business days in succession without a quotation. Under Amended Rule 15c2-11, shell companies like the Company may only rely on the piggyback exemption in certain limited circumstances. The Amended Rule 15c2-11 requires, among other requirements, that a broker-dealer has a reasonable basis for believing that information about the issuer of securities is accurate. The Amended Rule 15c2-11 has effected shell issuers and SPACs. Our security holders may find it more difficult to deposit common stock with a broker-dealer, and if deposited, it may be more difficult to trade the securities on the OTC Markets. Our securities may, however, be the subject of unsolicited customer quotations. The Company intends to provide the specified current information under the Exchange Act, but there is no assurance that a broker-dealer will accept our securities or if accepted, that the broker-dealer will rely on our disclosure of the specified current information.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Third Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Our corporate affairs will be governed by our Third Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

The SEC has recently issued rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination. The need for compliance with the SPAC Rules may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

The SPAC Rules require, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC Initial Business Combination; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements.

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

Item 3. Legal Proceedings

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

On November 6, 2024, Rigrodsky Law P.A. sent a demand letter to the Company, purportedly on behalf of a stockholder of the Company, alleging deficiencies in the draft registration statement on Form F-4 filed by Plum III Merger Corp., with the U.S. Securities and Exchange Commission on October 29, 2024. The Company believes that the claims made in the demand letter are without merit and no supplemental disclosures are required under applicable law.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are listed on the Pink Current tier of the OTC Markets under the symbols “PLMUF,” “PLMJF” and “PLMWF,” respectively. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 24, 2025, there were 18 holders of record of our units, 1 holder of record of our Class A ordinary shares, 2 holders of record of our Class B ordinary shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Simultaneously with the closing of the IPO, we consummated the Private Placement of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit with the Original Sponsor and anchor investors, generating gross proceeds of $8.0 million (see Note 4 to our financial statements included in this Report). Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Original Sponsor of 65,000 units, generating total proceeds of $650,000. Of the $291,150,000 in proceeds we received from our initial public offering and the sale of the Private Placement Units, a total of $272,500,000, including $9,887,500 payable to the underwriter for deferred underwriting commissions, was placed in the Trust Account. In connection with the July Extraordinary General Meeting and the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal (each as defined below), the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $140,838,808. After the redemptions, $153,169,659 remained in our Trust Account. As a result of the Extension Proposal being approved by our shareholders, the Sponsor, or its designee is required to make monthly payments to us equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding and is not redeemed in connection with the Extension for each of the twelve (12) subsequent calendar months commencing on July 30, 2023 to the earlier of the Termination Date as extended by the Extension Proposal and the consummation of an Initial Business Combination, which amount will be deposited into the Trust Account. On August 2, 2023, September 7, 2023, October 10, 2023, November 10, 2023, January 10, 2024, and January 25, 2024, $225,000 was deposited into the Company’s Trust Account. As of December 31, 2024, there was a $225,000 deposit into the Trust Account due from related parties representing the extension contribution for January 2024 pursuant to the Purchase Agreement. On January 29, 2024, the Board approved an amended extension proposal, extending the time the Company must complete an Initial Business Combination to January 30, 2025, without the need for any additional extension contributions.

In connection with the Extension Proposal on January 29, 2024, the holders of 12,433,210 shares elected to redeem at approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After redemptions, $24,629,032 remained in the Trust Account. The shareholders approved the Extension Proposal providing until January 30, 2025 to complete an Initial Business Combination.

In connection with the Extension Proposal on January 16, 2025, the holders of 2,132,366 shares elected to redeem at approximately $11.24 per share, for an aggregate redemption amount of $23,975,464. After redemptions, $1,707,149 remained in the Trust Account. The shareholders approved the Extension Proposal providing until July 30, 2025 to complete an Initial Business Combination.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated on February 5, 2021 as a Cayman Island exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “Initial Business Combination”. We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering (the “Initial Public Offering”), the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, loans from the Sponsor or a combination of the foregoing.

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

We must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the prospective partner company or otherwise acquires a controlling interest in the prospective party company sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete an Initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an Initial Business Combination within the Combination Period.

As of December 31, 2024 and 2023, we held cash of $27,418 and $0, respectively, current liabilities of $3,151,832 and $805, respectively. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

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

Previous Letter of Intent

In our Form 10-Q for the period ended March 31, 2023, we recorded a balance of $374,975 in the receivable related to potential business combination line item on the balance sheet. That balance represented a penalty if the target entity terminated the agreement. The target entity reimbursed the Company for transaction expenses and merger-related activities incurred through that date related to a prospective merger which was not completed. We received payment from the target entity in April 2023.

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

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account. As a result of the Extension Proposal being approved by the Company’s shareholders, the Original Sponsor, or its designee is were no longer required to make monthly payments to the Company equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding. On each of August 2, 2023, September 7, 2023, October 10, 2023, November 10, 2023, January 10, 2024, and January 25, 2024 $225,000, or $1,350,000 in the aggregate, was deposited into the Company’s Trust Account.

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

On January 16, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Second Amended and Restated Memorandum and Articles of Association (as amended, the “Third Amended and Restated Memorandum and Articles of Association”) on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination to July 30, 2025 (the “Combination Period”), or such earlier date as shall be determined by the Company’s board of directors (the “Extension Proposal”) and (ii) amended Article 49.4 to remove language stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination (the “NTA Proposal”). The holders of 2,132,366 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of $11.24 per share, for an aggregate redemption amount of $23,975,464.

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

Business Combination Agreement

On August 22, 2024, the Company entered into a business combination agreement (the “Original Business Combination Agreement”) with Plum III Merger Corp., a corporation formed under the Laws of the Province of British Columbia (“Pubco”), and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia (“Tactical”) and Plum III Amalco Corp., corporation formed under the Laws of the Province of British Columbia (“Amalco”), pursuant to which the Company will amalgamate pursuant to a Plan of Arrangement under the Business Corporations Act of British Columbia (“BCBCA”) to form one corporate entity, except that the legal existence of Pubco will not cease and Pubco will survive the amalgamation, following its redomicile into the Province of British Columbia, Canada. The business combination agreement and related executed agreements included supporting agreements are more fully described and filed with the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024.

On December 10, 2024, the Company, and Tactical, entered into an amendment (the “Amendment No. 1”) to the Original Business Combination Agreement, by and between the Company andTactical. The Amendment No. 1 provides that, among other things, upon a delisting from The Nasdaq Stock Market, the Company will use commercially reasonable efforts to list its securities on the OTC Markets Group. As a condition to closing the Business Combination, the Company must relist its securities on The Nasdaq Stock Market.

On January 28, 2025, the Company and Tactical entered into Amendment No. 2 (the “Amendment No. 2” and with Amendment No. 1 and the Original Business Combination Agreement, the “Business Combination Agreement”) to the Original Business Combination Agreement, by and between the Company andTactical that provides that certain recently issued convertible debentures of Tactical (and future issuances of convertible debentures by Tactical, if any, to the extent permitted under the Business Combination Agreement) shall be subject to the same terms under the Business Combination Agreement, and shall be subject to the same treatment upon closing of the Business Combination, as certain existing convertible debentures issued by Tactical and already subject to the terms of the Business Combination Agreement.

OTC Listing

As previously announced, our Class A ordinary shares, warrants and units were subject to delisting under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”) if we did not regain compliance with such rules prior to or on January 27, 2025. As a result, after market close on January 27, 2025, trading in our securities was suspended on Nasdaq with immediate effect. A Form 25-NSE was later filed with the SEC, which terminated the listing of our securities on Nasdaq.

On January 28, 2025, our Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. Our Class A ordinary shares, warrants and units are listed under the symbols “PLMJF”, “PLMWF”, and “PLMUF”, respectively.

Promissory Note

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the years ended December 31, 2024 and 2023 were organizational activities, identifying a target company for a business combination, entering into a definitive business combination agreement, and taking steps to complete an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For a discussion of 2022, please refer to the Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on July 1, 2024.

For the year ended December 31, 2024, we recorded net loss of $2,561,229, which resulted from operating and formation costs of $3,023,383 and a loss on the changes in fair value of warrant liability of $1,447,101, partially offset by interest and dividend income on investments held in the Trust Account of $1,909,255.

For the year ended December 31, 2023, we recorded net income of $10,418,629, which resulted from interest and dividend income on investments held in the Trust Account of $10,686,002, deal termination income of $374,975, a gain on a waiver of deferred underwriting commissions by underwriter allocated to Public Warrants of $336,175, a gain on the changes in fair value of convertible promissory note - related party of $95,941, and interest income on the bank account of $654, partially offset by operating and formation costs of $833,935, and a loss on the changes in fair value of warrant liability of $241,183.

Liquidity, Going Concern and Capital Resources

For the year ended December 31, 2024, net cash used in operating activities was $952,449, which resulted from interest and dividend income on the investments held in the Trust Account of $1,909,255 and net loss of $2,561,229, partially offset by changes in working capital of $1,912,059 a change in fair value of warrant liabilities of $1,447,101, and stock-based compensation of $158,875.

For the year ended December 31, 2023, net cash used in operating activities was $1,558,003, which was due to interest and dividend income on the investments held in the Trust Account of $10,686,002, a gain on waiver of deferred underwriting commissions by underwriter of $336,175, and a gain on the changes in fair value of the convertible promissory note - related party of $95,941, partially offset by net income of $10,418,629, a loss on the changes in fair value of the warrant liability of $241,183, and changes in working capital of $1,099,697.

For the year ended December 31, 2024, net cash provided by investing activities was $133,609,215, which was primarily due to cash withdrawn from the Trust Account to pay redeeming shareholders of $134,059,215, partially offset by cash deposited into the Trust Account of $450,000.

For the year ended December 31, 2023, net cash provided by investing activities was $139,938,808, which was due to cash withdrawn from the Trust Account to pay redeeming shareholders of $140,838,808, partially offset by cash deposited into the Trust Account of $900,000

For the year ended December 31, 2024, net cash used in financing activities was $132,629,348, which was due to payments of cash to redeeming shareholders of $134,059,215, partially offset by proceeds for extension payments from the Old Sponsor of $225,000 and proceeds from Sponsor Promissory Notes related party of $1,204,867.

For the year ended December 31, 2023, net cash used in financing activities was $139,107,674, which was due to payments of cash to redeeming shareholders of $140,838,808 and a repayment of advance from the Original Sponsor of $6,000, partially offset by proceeds from promissory note - related party of $451,134, proceeds from the convertible promissory note - related party of $1,280,000 and proceeds of advance from the Original Sponsor of $6,000.

As of December 31, 2024 and 2023, we had cash of $27,418 and $0 held outside the Trust Account. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination, and take steps to complete an Initial Business Combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination company at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than the Sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2023, the Original Sponsor has forgiven the funds loaned in connection with the Working Capital Loan (as defined in Note 5 of the accompanying financial statements).

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

As of December 31, 2024, we had $27,418 in cash held outside of the Trust Account and a working capital deficit of $3,064,428, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans. There is no assurance that our attempts to find a partner for an Initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying financial statements). In August 2023, we entered into a $1,500,000 Working Capital Loan with APTM Sponsor Sub LLC to help cover monthly Trust Account contributions and other working capital needs. There is no guarantee that these funds will be sufficient to support all of our working capital needs.

The Company will have until July 30, 2025 to complete an Initial Business Combination. If an Initial Business Combination is not consummated by July 30, 2025 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the July 30, 2025 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date that these financial statements are filed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 or 2023.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,650,000 in the aggregate, upon the closing of the IPO and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $9,887,500 in the aggregate will be payable to the underwriters for deferred underwriting commissions. On December 27, 2023, the underwriters agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $9,887,500 waived fee, $9,551,325 was recorded as a reduction to accumulated deficit and $336,175 was recorded as a gain on the waiver of deferred underwriting commissions by underwriters in the statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

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

The outstanding balance under the Sponsor Promissory Note as of December 31, 2024 was $1,204,867. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draw of $736,000.

Non-Redemption Agreements

On each of January 17, 2024, January 23, 2024, and January 24, 2024, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with one or more unaffiliated third party or parties (the “Investors”) in exchange for each such third party or third parties agreeing not to redeem certain public Class A ordinary shares, $0.0001 par value per share of the Company sold in its initial public offering (the “Non-Redeemed Shares”) at the Adjourned Meeting. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor will assign an economic interest in certain of its Founder Shares to the Investor at the rate of 1 Founder Share for each 4 Non-Redeemed Shares. The Company estimated the aggregate fair value of 331,180 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $367,610 or $1.11 per share. The fair value was determined using a discount for the probability of an Initial Business Combination of 10.95% and a discount of 5% for the lack of redemption rights and the value per Founder Shares as of the valuation date of $10.71. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, the indirect economic interest in the Founder Shares was recognized by the Company as a capital contribution in accordance with Staff Accounting Bulletin Topic 5T by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the (loss) income per share calculation allocates (loss) income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,166 shares, or the effects of the 803,245 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5 of the accompanying financial statements) in the calculation of diluted (loss) income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. In connection with the July Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account. On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account. On January 16, 2025, the holders of 2,132,366 Class A ordinary shares elected to redeem at approximately $11.24 per share, for an aggregate redemption amount of $23,975,464. After redemptions, $1,707,149 remained in the Trust Account. After the redemptions, there are 151,833 Class A ordinary shares subject to possible redemption remaining outstanding.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Promissory Note - Related Party

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. As of December 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. We account for the Sponsor Promissory Note (as defined in Note 5) within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note is de minimis. The outstanding balance under the Sponsor Promissory Note as of December 31, 2024 was $1,204,867.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of December 31, 2024 and 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our most critical accounting estimate includes determining the accruals associated with third party providers, the valuation of the Public and Private Placement Warrants, and the valuation of Founder Shares that will be issued in relation to the Non-Redemption Agreements and the consulting agreement.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report. The Company identified a material weakness in internal controls related to the compliance with an agreement we entered during the fiscal year ended December 31, 2023, and the recording of necessary accruals in relation to that agreement. Additionally, the Company identified a material weakness in internal controls in relation to proper recording of accruals and stock-based compensation.

As a result, we performed additional analysis as deemed necessary to ensure that the financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for accrued, deferred or contingent expenses and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult on complex questions regarding accounting for accrued, deferred or contingent expenses, and improving the processes for sharing, approving and evaluating contractual arrangements and invoices related to accrued, deferred or contingent expenses. We believe that the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting were not effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of internal control from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Kanishka Roy	49	President, Chief Executive Officer, and Chairman
Steven Handwerker	37	Chief Financial Officer
Hume Kyle	64	Director
Alan Black	64	Director
David Sable	71	Director

Kanishka Roy has served as our President and Chief Executive Officer since January 3, 2024 and as Chairman of the board since March 20, 2024. Mr. Roy is a technology and finance veteran, with over 25 years of experience as a technology investment banker, public company executive, and growth investor. Mr. Roy is a co-founder and currently Managing Partner of Plum Partners, a late-stage investment company since 2020. From June 2024, Mr. Roy has served as the Chief Executive Officer and Chairman of Plum Acquisition Corp. IV. From 2021 to September 2024, Mr. Roy served as Chairman and CEO of Plum Acquisition Corp. I, a special purpose acquisition company that merged with Veea Inc. with Veea Inc. as the surviving company. Mr. Roy continues to serve as a director of Veea Inc. From 2010 to 2019, Mr. Roy advised leading Software and Internet companies with mergers and acquisitions (M&A) and capital markets transactions. Mr. Roy served as the Global Head of Tech M&A Origination for Morgan Stanley, where he was responsible for initiating large, industry-transforming mergers, helping clients take a long-term view of the competitive landscape and implementing large, industry-shaping M&A transactions. Over his career, Mr. Roy has participated in over $100 billion of M&A transactions. From 2019 to 2020, he was Global CFO at SmartNews, a multi-billion-dollar AI company with over 20 million monthly average users, and led the strategic finance and growth of a rapidly growing company across multiple geographies. Mr. Roy started his career as a software engineer at two software startups, both of which were acquired by larger public companies, and also worked in executive strategy roles at IBM. Mr. Roy holds an undergraduate degree in Electrical & Computer Engineering and an MBA from the Tuck School of Business at Dartmouth.

Steven Handwerker has served as our Chief Financial Officer since March 20, 2024. From December 2023, Mr. Handwerker has served as a financial consulted for Events.com. From January 2025, Mr. Handwerker has served as the Chief Financial Officer and Director of Plum Acquisition Corp. IV. Mr. Handwerker was the Chief Financial Officer of FinServ Acquisition Corp. II from 2021 until the end of 2023. From 2019 to 2021, Mr. Handwerker served as a consultant for FinServ Acquisition Corp. I, and was involved in all aspects of its business and operations. Mr. Handwerker has more than 15 years of experience investing in and covering the financial services and FinTech industries. From 2013 to 2017, he was an Analyst at Citadel’s equity long/short hedge fund platform, covering companies within the financial services and FinTech sectors. Prior to Citadel, Mr. Handwerker was an Investment Banking Analyst in Barclays’ Financial Institutions Group from 2010 to 2013. He received his BBA from Emory University.

Hume Kyle has served as a director since January 15, 2025. Mr. Kyle is a CPA, CA, CFA, with over 40 years of private sector and public accounting experience, including over 25 years working with mining, energy and other natural resources companies in senior management and board roles. Mr. Kyle served as Executive Vice President and Chief Financial Officer of Dundee Precious Metals Inc., a multi-national gold mining company, from 2011 until his retirement on December 31, 2022. Prior to that Mr. Kyle was Vice President, Treasurer and Controller of TransAlta Corporation, a multi-national power generation and wholesale marketing company, from 2009 to 2011, and Vice President, Finance and Chief Financial Officer of Fort Chicago Energy Partners L.P., a pipeline, natural gas liquids processing, and power company, from 2003 to 2009. Mr. Kyle also held increasingly senior finance and accounting roles at Nexfor Inc., Noranda Inc., Deloitte & Touche, and Price Waterhouse & Co. Additionally, Mr. Kyle currently serves on the board of Novagold Resources Inc. (2023 to present) and previously served on the boards of Stornoway Diamond Corporation (2014 to 2019), Alliance Pipeline (2004 to 2009), Aux Sable (2004 to 2009), and the Canadian Association of Income Funds (2005 to 2009), serving on several committees, including the Audit Committee, as Chair. Mr. Kyle holds a Bachelor of Arts degree in Economics and Accounting from the University of Western Ontario, a Graduate Diploma in Public Accounting from McGill University, a CA designation from the Canadian Institute of Chartered Accountants, a CFA designation from the Institute of Chartered Financial Analysts, and a ICD.D designation from the Institute of Corporate Directors.

Alan Black has served as a director since January 2, 2024. Mr. Black founded Surfspray Capital, LLC in 2017 through which he has advised over a dozen companies including Looker Data Sciences where he served on the Board and was Chair of the Audit Committee (acquired by Google in 2019); Bill.com Holdings (2019 IPO), HashiCorp (2021 IPO), and private software companies including Intercom, Komodo Health, Mattermost, Netlify, Nozomi Networks, and others. He brings more than 35 years of experience as an executive leading public and private software enterprises, including IPO experience as CFO at Zendesk (2014 IPO) and Openwave Systems (1999 IPO). In between those companies, Mr. Black was President and CEO of Intelliden (acquired by IBM in 2010). Mr. Black currently sits on the boards of Nextiva, Inc., Matillion Limited, and Veea Inc. He holds a Bachelors of Commerce and a Graduate Diploma in Public Accountancy degrees from McGill University in Montreal, Canada, and serves as the co-Chair of McGill’s Board of Advisors for the Western United States. Mr. Black is now retired from active membership in the Institute of Chartered Accountants of Ontario (Canada) and Society of Certified Public Accountants (California), in which professional organizations he was a licensed member for over two decades.

David Sable has served as a director since January 2, 2024. Mr. Sable is Vice-Chairman of Stagwell Global , a digital first global marketing network. He currently serves as a member of the board of directors of Ethan Allen Interiors Inc. (NYSE: ETD) since November 2021 and of American Eagle Outfitters Inc. (NYSE: AEO) since October 2016. He served as a Senior Advisor to WPP plc. (NYSE: WPP) from January 2019 until March 2021. Previously he was Chairman of VMLY&R, a member of WPP plc., in 2019. Prior to this role, he had served as the Global Chief Executive Officer of Young and Rubicam LLC, until its subsequent merger with VMLY&R. Mr. Sable also served at Wunderman, Inc., a leading customer relationship manager and digital unit of WPP plc as Vice Chairman and Chief Operating Officer, from August 2000 to February 2011. Mr. Sable was previously a Founding Partner and Executive Vice President and Chief Marketing Officer of Genesis Direct, Inc. from June 1996 to September 2000. He is a past Chair of the Ad Council’s board of directors, is an executive board member of the United Negro College Fund, and sits on the International Board of the Special Olympics. Mr. Sable attended New York University and Hunter College.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of David Sable, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Alan Black, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Hume Kyle and Kanishka Roy, will expire at our third annual general meeting.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Third Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Third Amended and Restated Memorandum and Articles of Association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

We have 3 “independent directors” as defined under applicable SEC rules. Our board of directors has determined that Alan Black, David Sable, and Hume Kyle are “independent directors” under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Committees of the Board of Directors

Audit Committee

Alan Black, David Sable, and Hume Kyle serve as members of our audit committee. Our board of directors has determined that each of them are independent under applicable SEC rules. Mr. Black serves as the chair of the audit committee. Under applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Black and Mr. Kyle each qualify as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

The members of our nominating committee are Alan Black, David Sable, and Hume Kyle. Mr. Kyle serves as chairman of the nominating committee. Our board of directors has determined that each of them are independent.

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

Compensation Committee

The members of our compensation committee are Alan Black and David Sable. Mr. Sable serves as chairman of the compensation committee. Our board of directors has determined that each of them are independent. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Third Amended and Restated Memorandum and Articles of Association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the prospective partner business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our Third Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Third Amended and Restated Memorandum and Articles of Association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Third Amended and Restated Memorandum and Articles of Association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We have also entered into indemnity agreements with them.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 24, 2025, by:

●	each person known by us to be a beneficial owner of more than 5% of our issued and ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The following table is based on ordinary shares outstanding at March 24, 2025, of which 1,016,833 were Class A ordinary shares and 7,062,500 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Five Percent Holders
Mercury Capital, LLC(1)	—	—	5,933,508	84.01%	58.11%
Alpha Partners Technology Merger Sponsor LLC(2)	665,000	65.40%	1,128,992	15.99%	17.57%
TD Securities (USA) LLC(3)	217,000	21.34%			2.13%
AQR Capital Management, LLC(4)	280,000	27.54%			2.74%
Meteora Capital, LLC(5)	220,015	21.64%			2.62%
Directors and executive Officers of Plum
Kanishka Roy(6)	—	—	5,933,508	84.01%	58.11%
Steven Handwerker	—	—
Hume Kyle	—	—
Alan Black	—	—
David Sable	—	—
All officers and directors as a group (5 individuals)	—	—	5,933,508	84.01%	58.1%

*	Less than one percent.
(1)	On December 27, 2023, Plum, Alpha Partners Technology Merger Sponsor, LLC, and Mercury Capital, LLC entered into a purchase agreement (“Purchase Agreement”), pursuant to which Mercury Capital, LLC the Sponsor (i) purchased 3,902,648 Founder Units, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, and (ii) became entitled to 70% of the 2,030,860 Founder Units that Original Sponsor placed in escrow at the closing of the Purchase Agreement to the extent such Founder Units are not allocated to investors who hold and do not redeem their Class A Ordinary Shares of Plum at the time of Plum’s initial business combination. All the Founder Units in escrow are accounted for under Mercury Capital, LLC’s interests. The business address of Mercury Capital, LLC is 2021 Fillmore St. #2089, San Francisco, California 94115.
(2)	Alpha Partners Technology Merger Sponsor, LLC paid an aggregate of $25,000 for 7,187,500 Founder Units, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, 125,000 of which were forfeited due to only a partial exercise of the over-allotment option. Additionally, Alpha Partners Technology Merger Sponsor, LLC purchased 665,000 private placement units at an aggregate price of $6,650,000. On December 27, 2023, Alpha Partners Technology Merger Sponsor, LLC entered into a purchase agreement (“Purchase Agreement”), pursuant to which they sold 3,902,648 Founder Units to Mercury Capital, LLC, and put 2,030,860 Founder Units into escrow, of which they are entitled to 30% of the Founder Units in Escrow if they are not allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial Business Combination. All the Founder Units in escrow are accounted for under Mercury Capital, LLC’s interests. Plum Partners, LLC is the record holder of the share reported herein. The business address of Alpha Partners is 2021 Fillmore St. #2089, San Francisco, California 94115.
(3)	Based on a Schedule 13G filed by TD Securities (USA) LLC (“TDS”), Cowen and Company, LLC (“CC”), Toronto Dominion Holdings USA Inc – Delaware (“TDH”), TD Group US Holdings LLC – Delaware (“TD GUS”), Toronto Dominion Bank – Canada (Federal Level) (“TD Bank” and together, the “Reporting Persons”) on February 14, 2025. TDS may be deemed to have beneficial ownership of 217,000 Class A ordinary shares. The address of TDS principal office and TDH principal office is 1 Vanderbilt Avenue, New York, New York 10017. The address of TD GUS principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of TD Bank principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2.
(4)	Based on a Schedule 13G filed by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, AQR Arbitrage, LLC, AQR Global Alternative Offshore Fund, L.P., and AQR Capital Management GP Ltd. (together, the “Reporting Persons”) filed on November 13, 2024. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and AQR Arbitrage, LLC act as investment managers to AQR Global Alternative Investment Offshore Fund, L.P. AQR Capital Management GP Ltd. is the general partner of AQR Global Alternative Investment Offshore Fund, L.P. AQR Capital Management, LLC may be deemed to have beneficial ownership of 280,000 Class A ordinary shares. AQR Capital Management Holdings, Inc. may be deemed to have beneficial ownership of 280,000 Class A ordinary shares. AQR Arbitrage, LLC may be deemed to have beneficial ownership of 280,000 Class A ordinary shares. AQR Global Alternative Investment Offshore Fund, L.P. may be deemed to have beneficial ownership of 213,836 Class A ordinary shares. AQR Capital Management GP Ltd. may be deemed to have beneficial ownership of 213,836 Class A ordinary shares. The business address of the Reporting Persons is One Greenwich Plaza, Greenwich, CT 06830.
(5)	Based on a Schedule 13G filed by Meteora Capital, LLC and Vik Mittal (collectively, the “Reporting Persons”) on February 14, 2025. Meteora Capital, LLC may be deemed to beneficially own 220,015 Class A ordinary shares. Vik Mittal may be deemed to beneficially own 220,015 Class A ordinary shares. The address of the principal business office for the Reporting Person is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(6)	Kanishka Roy serves as manager for Mercury Capital, LLC and may be deemed to beneficially own shares held by Mercury Capital, LLC by virtue of his control over Mercury Capital, LLC. Mr. Roy disclaims beneficial ownership of such shares other than to the extent of his pecuniary interest in such shares.

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

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an Initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred no expenses under this agreement. For the year ended December 31, 2023, the Company incurred expenses of $660,000 under this agreement and is included in operating and formation costs on the accompanying statement of operations. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. As of December 31, 2024 and 2023, the Company had no outstanding balance for accrued expenses - related party.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would be obligated to repay the Working Capital Loans. In the event that a Business Combination does not close, we may use any available funds held outside the Trust Account to repay the Working Capital Loans, but no amounts held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024, there were no Working Capital Loans outstanding.

Reimbursements – Related Party

For the year ended December 31, 2024, the Company had no payments to the Sponsor, officers and directors, or any of their respective affiliates as reimbursements for the operating costs of the Company and included within operating and formation costs within the accompanying statement of operations.

For the year ended December 31, 2023, the Company paid $18,738 to the Sponsor as reimbursements for the operating costs of the Company paid for by the Sponsor and included within operating and formation costs within the accompanying statement of operations.

Accounts Payable – Related Party

As of December 31, 2024 and 2023, $18,824 and $0, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search for an initial Business Combination target.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $254,155 and $93,709 for the services Marcum performed in connection with the audit of our December 31, 2024 and 2023 financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $0 and $0 for the services Marcum performed in connection with our Initial Public Offering.

Tax Fees. During the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated August 22, 2024, by and among Plum Acquisition Corp. III, Plum III Amalco Corp., Plum III Merger Corp., and Tactical Resources Corp. (as incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K, filed with the SEC on August 23, 2025).
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 10, 2024 by and between Plum Acquisition Corp. III and Tactical Resources Corp. (as incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K, filed with the SEC on December 11, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated January 28, 2025, by and between Plum Acquisition Corp. III and Tactical Resources Corp.
3.1	Amendment to Amended and Restated Memorandum and Articles of Association (as incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K, filed with the SEC on February 7, 2024).
3.2*	Third Amended and Restated Memorandum and Articles of Association.
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (333-253221), filed with the SEC on March 12, 2021.
4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File 333-253221), filed with the SEC on March 12, 2021.
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File 333-253221), filed with the SEC on March 12, 2021.
4.4	Warrant Agreement, dated July 27, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021.
4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40677), filed with the SEC on March 31, 2022.
10.1	Purchase Agreement, dated December 27, 2023, by and among Alpha Partners Technology Merger Corp., Alpha Partners Technology Merger Sponsor LLC and Mercury Capital, LLC (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed with the SEC on January 5, 2024).
10.2	Subscription Agreement, dated January 3, 2024, by and among Palmeira Investment Limited, Alpha Partners Technology Merger Corp. and Mercury Capital, LLC (as incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K, filed with the SEC on January 5, 2024).

10.3	Form of Non-Redemption Agreement (as incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed with the SEC on January 16, 2025).
10.4	Company Securityholder Support Agreement, dated August 22, 2024 by and among Plum III Merger Corp., Plum Acquisition Corp. III, Tactical Resources Corp. and certain securityholders of Tactical Resources Corp. (as incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed with the SEC on August 23, 2025).
10.5	Sponsor Support Agreement, dated August 22, 2024, by and among Plum III Merger Corp., Plum Acquisition Corp. III, Tactical Resources Corp., Mercury Capital, LLC, Alpha Partners Technology Merger Sponsor LLC, and certain other shareholders of Plum Acquisition Corp. III (as incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K, filed with the SEC on August 23, 2025).
10.6	Sponsor Parties Lock-Up Agreement, dated August 22, 2024, by and among Plum III Merger Corp., Plum Acquisition Corp. III, Mercury Capital, LLC, Alpha Partners Technology Merger Sponsor LLC, and Kanishka Roy (as incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K, filed with the SEC on August 23, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recovery Policy of Plum Acquisition Corp. III (as incorporated by reference to Exhibit 97.1 in the Annual Report on Form 10-K filed with the SEC on July 1, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2025	PLUM ACQUISITION CORP. III

/s/ Kanishka Roy
	Name:	Kanishka Roy
	Title:	President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kanishka Roy	President, Chief Executive Officer and Chairman	March 28, 2025
Kanishka Roy

/s/ Steven Handwerker	Chief Financial Officer	March 28, 2025
Steven Handwerker

/s/ Hume Kyle Hume Kyle	Director	March 28, 2025

/s/ Alan Black Alan Black	Director	March 28, 2025

/s/ David Sable David Sable	Director	March 28, 2025

PLUM ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Plum Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Plum Acquisition Corp. III. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses on or before July 30, 2025 or such earlier date as shall be determined by the Company’s board of directors. The Company entered into a business combination agreement with a business combination target on August 22, 2024; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to July 30, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after July 30, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Houston, TX

March 28, 2025

PLUM ACQUISITION CORP. III

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$27,418	$—
Prepaid expenses	36,706	25,885
Due from Tactical	23,280	—
Extension contribution due from related parties	—	225,000
Total current assets	87,404	250,885
Investments held in Trust Account	25,630,285	157,330,245
Total Assets	$25,717,689	$157,581,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$446,328	$—
Accounts payable - related party	18,824	—
Accrued expenses and other current liabilities	1,481,813	805
Promissory note - related party	1,204,867	—
Total current liabilities	3,151,832	805
Warrant liabilities	2,170,651	723,550
Total Liabilities	5,322,483	724,355

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 2,284,199 and 14,717,409 shares at redemption value of $11.22 and $10.71 per share at December 31, 2024 and 2023, respectively	25,630,285	157,555,245

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at December 31, 2024 and 2023; excluding 2,284,199 and 14,717,409 shares subject to possible redemption, respectively, at December 31, 2024 and 2023	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Accumulated deficit	(5,235,872)	(699,263)
Total Shareholders’ Deficit	(5,235,079)	(698,470)
Total Liabilities and Shareholders’ Deficit	$25,717,689	$157,581,130

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating and formation costs	$3,023,383	$833,935
Loss from operations	(3,023,383)	(833,935)

Other income:
Interest income on bank account	—	654
Interest and dividend income on investments held in Trust Account	1,909,255	10,686,002
Deal termination income	—	374,975
Gain on change in fair value of convertible promissory note - related party	—	95,941
Loss on change in fair value of warrant liabilities	(1,447,101)	(241,183)
Gain on waiver of deferred underwriting commissions by underwriter allocated to Public Warrants	—	336,175
Net (loss) income	$(2,561,229)	$10,418,629
Basic weighted average shares outstanding, Class A ordinary shares	5,051,548	23,294,132
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.21)	$0.34
Diluted weighted average shares outstanding, Class A ordinary shares	5,051,548	23,324,225
Diluted net (loss) income per share, Class A ordinary shares	$(0.21)	$0.34
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.21)	$0.34

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. III

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	865,000	$87	7,062,500	$706	$—	$(10,718,408)	$(10,717,615)
Waiver of deferred underwriting commissions by underwriter	—	—	—	—	—	9,551,325	9,551,325
Deemed contribution for extension deposit from related party	—	—	—	—	225,000	—	225,000
Deemed contribution for forgiveness of accrued expenses – related party	—	—	—	—	125,940	—	125,940
Deemed contribution for forgiveness of Sponsor loans - related party	—	—	—	—	123,500	—	123,500
Deemed contribution for forgiveness of accounts payable – related party	—	—	—	—	325,194	—	325,194
Proceeds received in excess of initial fair value of convertible promissory note - related party (See Note 5)	—	—	—	—	1,060,559	—	1,060,559
Remeasurement of Class A ordinary shares to redemption amount as of December 31, 2023	—	—	—	—	(1,860,193)	(9,950,809)	(11,811,002)
Net income	—	—	—	—	—	10,418,629	10,418,629
Balance as of December 31, 2023	865,000	87	7,062,500	706	—	(699,263)	(698,470)
Remeasurement of Class A ordinary shares to redemption amount as of December 31, 2024	—	—	—	—	(271,375)	(1,862,880)	(2,134,255)
Deemed contribution for extension deposit from the Sponsor	—	—	—	—	112,500	—	112,500
Share based compensation	—	—	—	—	158,875	—	158,875
Reversal of deemed contribution for extension deposit from the Sponsor	—	—	—	—	—	(112,500)	(112,500)
Net loss	—	—	—	—	—	(2,561,229)	(2,561,229)
Contribution from the Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	367,610	—	367,610
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(367,610)	—	(367,610)
Balance as of December 31, 2024	865,000	87	7,062,500	706	—	(5,235,872)	(5,235,079)

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,561,229)	$10,418,629
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,909,255)	(10,686,002)
Stock-based Compensation	158,875	—
(Loss) gain on change in fair value of warrant liabilities	1,447,101	241,183
Gain on change in fair value of convertible promissory note - related party	—	(95,941)
Gain on waiver of deferred underwriting commissions by underwriter	—	(336,175)
Changes in operating assets and liabilities:
Prepaid expenses	(10,821)	168,062
Accounts payable	446,328	(38,866)
Accounts payable - related party	18,824	(15,377)
Accrued expenses and other current liabilities	1,481,008	(1,213,516)
Net cash used in operating activities	(929,169)	(1,558,003)

Cash Flows from Investing Activities:
Cash transferred into Trust Account	(450,000)	(900,000)
Due from Tactical	(23,280)	—
Cash transferred from Trust Account to pay redeeming shareholders	134,059,215	140,838,808
Net cash provided by investing activities	133,585,935	139,938,808

Cash Flows from Financing Activities:
Proceeds from advance from Sponsor	—	6,000
Repayment of advance from Sponsor	—	(6,000)
Proceeds for extension payments from the Old Sponsor	225,000	—
Proceeds from promissory note - related party	—	451,134
Proceeds from convertible promissory note - related party	1,204,867	1,280,000
Payment of cash to redeeming shareholders	(134,059,215)	(140,838,808)
Net cash used in financing activities	(132,629,348)	(139,107,674)

Net Change in Cash	27,418	(726,869)
Cash - Beginning of period	—	726,869
Cash - End of period	$27,418	$—

Non-cash investing and financing activities
Excess of cash received over fair value of convertible promissory note - related party	$—	$1,060,559
Waiver of deferred underwriting commissions by underwriter	$—	$9,551,325
Deemed contribution for forgiveness of accrued expenses – related party	$—	$125,940
Deemed contribution for forgiveness of Sponsor loans - related party	$—	$123,500
Deemed contribution for forgiveness of accounts payable – related party	$—	$325,194
Reclassification of Sponsor Extension Payment to Promissory Note - Related Party	$112,500	$—
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$2,134,255	$11,811,002
Extension contribution due from related parties	$—	$225,000

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Plum Acquisition Corp. III (fka Alpha Partners Technology Merger Corp.) (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a ” Initial Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On December 27, 2023, the Company, the Original Sponsor (as defined below) and Mercury Capital, LLC (the “Sponsor”) entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023 (the “Closing”), the Sponsor (i) purchased 3,902,648 Founder Units (as defined in Note 5) of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, which Founder Units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of 2,030,860 Founder Units that the Original Sponsor placed in escrow at the Closing to the extent such Founder Units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s Initial Business Combination, for an aggregate purchase price of $1. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the year ended December 31, 2023 relates to the search for a prospective Initial Business Combination, entering into a definitive business combination agreement, and steps to complete an Initial Business Combination. The Company will not generate any operating revenues until after the completion of a Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon closing of the Initial Public Offering, the sale of the Private Placement Units, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Units, a total of $282,500,000 was placed in a trust account (the “Trust Account”) and was invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Initial Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of its outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of an Initial Business Combination with respect to the Company’s warrants.

If the Company seeks shareholder approval, the Company will proceed with an Initial Business Combination if a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its third amended and restated memorandum and articles of association (the “Third Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Initial Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Original Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving an Initial Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of an Initial Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Third Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company’s Original Sponsor, officers and directors have agreed to waive (i) redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of an Initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Third Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with an Initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete an Initial Business Combination by July 30, 2025 or with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-Initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an Initial Business Combination by July 30, 2025. However, if the Sponsor or officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an Initial Business Combination by July 30, 2025.

The Company previously had until 24 months from the closing of the Initial Public Offering to complete an Initial Business Combination. On July 27, 2023, the Company’s shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate an Initial Business Combination from July 30, 2023 to July 30, 2024. On February 1, 2024, the Company’s shareholders approved a proposal to further amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate an Initial Business Combination from July 30, 2024 to January 30, 2025.

On January 16, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its amended and restated memorandum and articles of association on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination to July 30, 2025 (the “Combination Period”), or such earlier date as shall be determined by the Company’s board of directors (the “Extension Proposal”) and (ii) amended Article 49.4 to remove language stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination (the “NTA Proposal”).

If the Company is unable to complete an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Combination Period.

On August 22, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”) with a corporation formed under the Laws of the Province of British Columbia (“PubCo”) and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia (“Tactical”), pursuant to which the Company will amalgamate pursuant to a Plan of Arrangement under the Business Corporations Act of British Columbia (“BCBCA”) to form one corporate entity, except that the legal existence of Pubco will not cease and Pubco will survive the amalgamation, following its redomicile into the Province of British Columbia, Canada.

On December 10, 2024, the Company, and Tactical entered into an amendment (the “Amendment No. 1”) to the Business Combination Agreement, Amendment No. 1 provides that, among other things, upon a delisting from The Nasdaq Stock Market, the Company will use commercially reasonable efforts to list its securities on the OTC Markets Group. As a condition to closing the Business Combination, the Company must relist its securities on The Nasdaq Stock Market.

On January 28, 2025, the Company and Tactical entered into Amendment No. 2 (the “Amendment No. 2”) to the Business Combination Agreement. Amendment No. 2 provides that certain recently issued convertible debentures of Tactical (and future issuances of convertible debentures by Tactical, if any, to the extent permitted under the Business Combination Agreement) shall be subject to the same terms under the Business Combination Agreement, and shall be subject to the same treatment upon closing of the business combination contemplated by the Business Combination Agreement (the “Business Combination”), as certain existing convertible debentures issued by Tactical and already subject to the terms of the Business Combination Agreement.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an Initial Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

On January 16, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Amended and Restated Memorandum and Articles of Association (as amended, the “A&R Charter”) on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination to July 30, 2025 (the “Combination Period”), or such earlier date as shall be determined by the Company’s board of directors (the “Extension Proposal”) and (ii) amended Article 49.4 to remove language stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination (the “NTA Proposal”). The holders of 2,132,336 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of $11.24 per share, for an aggregate redemption amount of $23,975,464.

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

On January 28, 2025, Plum Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. Plum’s Class A ordinary shares, warrants and units are listed under the symbols “PLMJF”, “PLMWF”, and “PLMUF”, respectively.

Liquidity and Going Concern

As of December 31, 2024, the Company had $27,418 in cash held outside of the Trust Account and a working capital deficit of $3,064,428, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the financial statements. There is no assurance that the Company’s attempts to close an Initial Business Combination will be successful within the Combination Period. On January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement.

In July 2024, the Company entered into a promissory note with the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the Company, at a price of $1.50 per warrant at the option of the Sponsor. The outstanding balance under the Sponsor Promissory Note as of December 31, 2024 was $1,204,867.

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

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment.

The Company will have until July 30, 2025 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2025 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the liquidity conditions disclosed above including the July 30, 2025 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $27,418 and $0 in cash as of December 31, 2024 and 2023, respectively. The Company did not have any cash equivalents as of December 31, 2024 or 2023.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the balance sheets at fair value at the end of each reporting period. As of December 31, 2024 and 2023, the investments held in the Trust Account totaled $25,630,285 and $157,330,245, respectively.

Due from Tactical

In accordance with the Business Combination Agreement, the Company covered certain operating expenses on behalf of Tactical, for which Tactical is responsible for reimbursement. As of December 31, 2024, the Company has paid $23,280 on Tactical’s behalf.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of December 31, 2024 and 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

As of December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$157,555,245
Redemption of Class A ordinary shares subject to redemption	(134,059,215)
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	2,134,255
Class A ordinary shares subject to possible redemption as of December 31, 2024	$25,630,285

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the (loss) income per share calculation allocates (loss) income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,166 shares, or the effects of the 803,245 warrants that would be issuable upon conversion of the Subscription Loan (as defined in Note 5) in the calculation of (loss) income per share, because the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Class A	Class B	Class A	Class B
Basic net (loss) income per share:
Numerator:
Net (loss) income	$(1,068,030)	$(1,493,199)	$7,994,725	$2,423,904
Denominator:
Basic weighted average shares outstanding	5,051,548	7,062,500	23,294,132	7,062,500
Basic net (loss) income per share	$(0.21)	$(0.21)	$0.34	$0.34

Diluted net (loss) income per share:
Numerator:
Net (loss) income	$(1,068,030)	$(1,493,199)	$7,997,125	$2,421,504
Denominator:
Diluted weighted average shares outstanding	5,051,548	7,062,500	23,324,225	7,062,500
Diluted net (loss) income per share	$(0.21)	$(0.21)	$0.34	$0.34

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

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements. See Note 10 for further information.

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

The Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with certain shareholders of the Company pursuant to which, if such shareholders do not redeem (or validly rescind any redemption requests on) their Class A ordinary shares (the “Non-Redeemed Shares”) in connection with the January 2024 Extraordinary General Meeting, the Sponsor agreed to transfer to such investors ordinary shares of the Company held by the Sponsor immediately following the consummation of an Initial business combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred no expenses under this agreement. For the year ended December 31, 2023, the Company incurred expenses of $660,000 under this agreement and is included in operating and formation costs on the accompanying statement of operations. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to the Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. As of December 31, 2024 and 2023, the Company had no outstanding balance for accrued expenses - related party.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Original Sponsor, the Sponsor or an affiliate of the Original Sponsor or the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023, the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of December 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Original Sponsor on December 27, 2023.

Reimbursements—Related Party

For the year ended December 31, 2024, the Company had no payments to the Sponsor, officers and directors, or any of their respective affiliates as reimbursements for the operating costs of the Company and included within operating and formation costs within the accompanying statement of operations.

For the year ended December 31, 2023, the Company paid $18,738 to the Sponsor as reimbursements for the operating costs of the Company paid for by the Sponsor and included within operating and formation costs within the accompanying statement of operations.

Accounts Payable - Related Party

As of December 31, 2024 and 2023, $18,824 and $0, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search for an initial Business Combination target.

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

The outstanding balance under the Sponsor Promissory Note as of December 31, 2024 was $1,204,867. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draw of $736,000.

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

Consulting Agreement - Stock Based Compensation

On February 12, 2024, the Sponsor entered into an independent contractor agreement and securities transfer agreement concurrently with the Company’s Chief Financial Officer, for services related to due diligence of potential business combination partners and assisting with the negotiation and closing of an initial business combination. The Chief Financial Officer is entitled to receive a fee for service of $12,500 paid in amounts of $6,250 semi-monthly until the Company completes its initial business combination. These payments will be recorded as operating expenses of the Company. Additionally, the Sponsor has agreed to transfer 365,000 Founder Shares and 175,000 Founder Warrants of the Company to the Chief Financial Officer. At the earlier of the termination of the agreement and an initial business combination, the Chief Financial Officer has agreed to surrender a portion of the Class B ordinary shares based on the cash compensation paid multiplied by 1.5, up to a maximum of 165,000 Founder Shares. Lastly, the Chief Financial Officer shall be paid a success fee of $50,000 that is contingent upon the closing of the initial business combination. The compensation expense related to the Founder Share transfer will be amortized on a straight-line basis from the grant date of February 12, 2024 (the date at which the independent contractor agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 1, 2024 (vesting period of 8 months). Such Investment Advisory Agreement was accounted for under ASC 718. The Company estimated the fair value of the Founder Shares to be $177,555 or $0.89 per share. The value was calculated by taking the February 12, 2024 trading price of $10.50, multiplied by the Company’s estimated probability of completing the business combination on that day of 8.9%, further multiplied 95.0% to factor in a discount for lack of redemption ability of the Founder Shares prior to an Initial Business Combination The Company estimated the fair value of the Founder Warrants to be $17,500 or $0.10 per warrant, which was the trading price on February 12, 2024.

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of December 31, 2024 no additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated. The compensation that has been recorded for year ended December 31, 2024, will remain within the Company’s Statements of Operations for those periods. During the year ended December 31, 2024, the Company recorded compensation expense of $158,875.

Securities Transfer Agreement

On May 22, 2024, the Sponsor and a third party (the “Recipient”) entered into a Securities Transfer Agreement, whereby the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient as compensation for the provisioning of advisory service rendered to the SPAC. No compensation expense was recorded as of December 31, 2024, as the Recipient did not start providing advisory services and therefore the award has not vested.

On June 30, 2024, the Sponsor and the Recipient entered into an amendment to the Securities Transfer Agreement (the “Amended Securities Transfer Agreement”). Pursuant to the Amended Securities Transfer Agreement, the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient upon successfully closing any business combination transaction involving the Company. In addition, the Recipient’s compensation would be in exchange for providing advisory to the Sponsor. No compensation expense was recorded as of December 31, 2024, as the performance condition was not considered probable.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,650,000 in the aggregate, upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per unit, or $9,887,500 in the aggregate will be payable to the underwriters for deferred underwriting commissions. On December 27, 2023, the underwriters agreed to waive their rights to their portion of the fee payable by the Company for deferred underwriting commissions, with respect to any potential business combination of the Company. Of the total $9,887,500 waived fee, $9,551,325 was recorded as a reduction to accumulated deficit and $336,175 was recorded as a gain on the waiver of deferred underwriting commissions by underwriters in the statements of operations, following a manner consistent with the original allocation of the deferred underwriting fees.

Service Agreement

On August 10, 2024, the Sponsor and Freya Advisory, LLC (the “Consultant”) entered into a services agreement which sets forth certain mutual benefits and obligations of the Consultant and Mercury Capital LLC with respect to certain services rendered by the Consultant to the Company. The services entail supervising and performing due diligence on potential business combination transaction in coordination with, and with direction from, the Company’s senior management. The term of the services agreement shall commence on August 10, 2024 and terminate upon the earlier of: (a) termination of this engagement at will in accordance with the terms of the Agreement; or (b) the consummation of a business combination. As compensation for the services rendered by the Consultant both before and during the term, the Company shall pay to the Consultant a success fee in the amount of $200,000 at the closing of the business combination involving the Company.

NOTE 7. WARRANTS

As of December 31, 2024 and 2023, there were 2,354,166 Founder Warrants, 288,334 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants, Private Placement Warrants, and Founder Warrants will become exercisable 30 days after the completion of an Initial Business Combination. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. The Founder Warrants and the Private Placement Warrants will also expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 3,149,199 and 15,582,409 Class A ordinary shares issued and outstanding, including 2,284,199 and 14,717,409 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$25,630,285	$25,630,285	$—	$—
Liabilities
Warrant liability – Founder Warrants	$423,750	$—	$—	$423,750
Warrant liability – Private Placement Warrants	$51,900	$—	$—	$51,900
Warrant liability – Public Warrants	$1,695,000	$1,695,000	$—	$—
December 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$157,330,245	$157,330,245	$—	$—
Liabilities
Warrant liability – Founder Warrants	$141,250	$—	$141,250	$—
Warrant liability – Private Placement Warrants	$17,300	$—	$17,300	$—
Warrant liability – Public Warrants	$565,000	$—	$565,000	$—

The measurement of the Public Warrants as of December 31, 2024 is classified as Level 1 due to significant trading activity under the ticker PLMJW. The measurement of the Public Warrants as of December 31, 2023 was classified as Level 2 due to limited trading activity under the ticker APTMW (subsequently PLMJW in February 2024). The quoted price representing the fair value of the Public Warrants was $0.18 and $0.06 per warrant as of December 31, 2024 and 2023, respectively.

In prior periods, the Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. However, since a reasonable and acceptable volatility cannot be inferred from the option pricing model performed for the Founder Warrants and Private Placement Warrants as of December 31, 2023, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants. As of December 31, 2024, the Company utilized a Black-Scholes Option Pricing model for the valuation of the Founder Warrants and Private Placement Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.18 and $0.06 per warrant as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Founder Warrants and Private Placement Warrants are classified as Level 3 due to the use of a Black-Scholes Option Pricing model. As of December 31, 2023, the Founder Warrants and Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset using recent trading prices.

For the year ended December 31, 2024 the Company recognized a loss of $1,447,101 on the changes in the fair value of warrant liabilities in the statements of operations. The Company recognized a loss on changes in the fair value of warrant liabilities of $241,183 in the statements of operations for the year ended December 31, 2023.

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31, 2024	December 31, 2023
Trust Account	$25,630,285	$157,330,245
Cash	$27,418	$-

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating and formation costs	$3,023,383	$833,935
Interest and dividend income on investments held in Trust Account	$1,909,255	$10,686,002

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 15, 2025 and with immediate effect, Mr. Michael Dinsdale resigned his position as a member of the board of directors (the “Board”) of Plum Acquisition Corp. III (the “Company”). Mr. Dinsdale was a member of the Board’s audit committee and chairman of the Board’s nominating committee. Mr. Dinsdale’s resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies or practices.

On January 15, 2025 and with immediate effect, the Board appointed Mr. Hume Kyle to fill the vacancy resulting from Mr. Dinsdale’s resignation, to serve the remainder of Mr. Dinsdale’s term and to hold office until a successor is appointed or Mr. Kyle’s appointment is ratified. Mr. Kyle was also appointed as a member of the audit committee and as chairman of the nominating committee.

On January 16, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Amended and Restated Memorandum and Articles of Association (as amended, the “A&R Charter”) on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination to July 30, 2025 (the “Combination Period”), or such earlier date as shall be determined by the Company’s board of directors (the “Extension Proposal”) and (ii) amended Article 49.4 to remove language stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination (the “NTA Proposal”). The holders of 2,132,366 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $11.24 per share, for an aggregate redemption amount of $23,975,464.

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment.

On January 28, 2025, the Company and Tactical entered into Amendment No. 2 to the Business Combination Agreement. Amendment No. 2 provides that certain recently issued convertible debentures of Tactical (and future issuances of convertible debentures by Tactical, if any, to the extent permitted under the Business Combination Agreement) shall be subject to the same terms under the Business Combination Agreement, and shall be subject to the same treatment upon closing of the Business Combination, as certain existing convertible debentures issued by Tactical and already subject to the terms of the Business Combination Agreement.

On January 28, 2025, the Company’s Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. The Company’s Class A ordinary shares, warrants and units are listed under the symbols “PLMJF”, “PLMWF”, and “PLMUF”, respectively.

On February 21, 2025, Plum III Merger Corp. filed Amendment No. 1 to the Registration Statement on Form F-4 (as amended, the “Form F-4”) pursuant to which the Company will solicit approval of the Business Combination from the Company’s shareholders.

On March 18, 2025, the Sponsor loaned $250,000 to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of March 18, 2025 was $1,454,867.