Form 10-Q
period 2025-03-31
Plum Acquisition Corp. III
filed 2025-05-15
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40677

PLUM ACQUISITION CORP. III
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

There were 1,016,833 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on May 12, 2025.

PLUM ACQUISITION CORP. III

i

PLUM ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

ASSETS
Current assets:
Cash	$93,483	$27,418
Prepaid expenses	27,462	36,706
Due from Tactical	3,750	23,280
Due from Merger Co	17,500	—
Total current assets	142,195	87,404
Investments held in Trust Account	1,720,918	25,630,285
Total Assets	$1,863,113	$25,717,689

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$456,846	$446,328
Accounts payable - related party	50	18,824
Accrued expenses and other current liabilities	1,727,591	1,481,813
Promissory note - related party	1,554,867	1,204,867
Total current liabilities	3,739,354	3,151,832
Warrant liabilities	2,068,557	2,170,651
Total Liabilities	5,807,911	5,322,483

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 151,833 and 2,284,199 shares at redemption value of approximately $11.33 and $11.22 per share at March 31, 2025 and December 31, 2024, respectively	1,720,918	25,630,285

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at March 31, 2025 and December 31, 2024; excluding 151,833 and 2,284,199 shares subject to possible redemption, respectively, March 31, 2025 and December 31, 2024, respectively	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Accumulated deficit	(5,666,509)	(5,235,872)
Total Shareholders’ Deficit	(5,665,716)	(5,235,079)
Total Liabilities and Shareholders’ Deficit	$1,863,113	$25,717,689

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating and formation costs	$532,731	$396,075
Loss from operations	(532,731)	(396,075)
Other income (expense):
Interest and dividend income on investments held in Trust Account	66,097	1,091,981
Gain (Loss) on change in fair value of warrant liabilities	102,094	(844,142)
Net loss	$(364,540)	$(148,236)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	1,561,771	10,937,034
Basic and diluted net loss per share, Class A ordinary shares	$(0.04)	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500
Basic and diluted net loss per share, Class B ordinary shares	$(0.04)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	865,000	87	7,062,500	706	—	(5,235,872)	(5,235,079)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2025	—	—	—	—	—	(66,097)	(66,097)
Net loss	—	—	—	—	—	(364,540)	(364,540)
Balance as of March 31, 2025	865,000	$87	7,062,500	$706	$—	$(5,666,509)	$(5,665,716)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	865,000	$87	7,062,500	$706	$—	$(699,263)	$(698,470)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2024	—	—	—	—	(128,846)	(1,188,135)	(1,316,981)
Deemed contribution for extension deposit from the Sponsor	—	—	—	—	112,500	—	112,500
Share based compensation	—	—	—	—	16,346	—	16,346
Reversal of deemed contribution for extension deposit from the Sponsor	—	—	—	—	—	(112,500)	(112,500)
Net loss	—	—	—	—	—	(148,236)	(148,236)
Contribution from the Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	367,610	—	367,610
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(367,610)	—	(367,610)
Balance as of March 31, 2024	865,000	$87	7,062,500	$706	$—	$(2,148,134)	$(2,147,341)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash Flows from Operating Activities:
Net loss	$(364,540)	$(148,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(66,097)	(1,091,981)
Gain (Loss) on change in fair value of warrant liabilities	(102,094)	844,142
Stock based compensation expense	—	16,346
Changes in operating assets and liabilities:
Prepaid expenses	9,244	(51,480)
Accounts payable	10,518	109,987
Accounts payable - related party	(18,774)	6,626
Accrued expenses and other current liabilities	245,778	99,173
Net cash used in operating activities	(285,965)	(215,423)

Cash Flows from Investing Activities:
Cash transferred into Trust Account	—	(450,000)
Due from Merger Co	(17,500)	—
Due from Tactical	19,530	—
Cash transferred from Trust Account to pay redeeming shareholders	23,975,464	134,059,215
Net cash provided by investing activities	23,977,494	133,609,215

Cash Flows from Financing Activities:
Proceeds for extension payments from the Old Sponsor	—	225,000
Proceeds from promissory notes - related party	350,000	481,367
Payment of cash to redeeming shareholders	(23,975,464)	(134,059,215)
Net cash used in financing activities	(23,625,464)	(133,352,848)

Net Change in Cash	66,065	40,944
Cash - Beginning of period	27,418	—
Cash - End of period	$93,483	$40,944

Non-cash investing and financing activities
Reclassification of Sponsor Extension Payment to Promissory Note - Related Party	$—	$112,500
Remeasurement of Class A ordinary shares subject to redemption value	$66,097	$1,316,981

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Plum Acquisition Corp. III (fka Alpha Partners Technology Merger Corp.) (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On December 27, 2023, the Company, the Original Sponsor (as defined below) and Mercury Capital, LLC (the “Sponsor”) entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023 (the “Closing”), the Sponsor (i) purchased 3,902,648 Founder Units (as defined in Note 5) of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, which Founder Units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of 2,030,860 Founder Units that the Original Sponsor placed in escrow at the Closing to the extent such Founder Units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s Initial Business Combination, for an aggregate purchase price of $1. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into an amended purchase agreement (the “Amended Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025, relates to the search for a prospective Initial Business Combination, entering into a definitive business combination agreement, and steps to complete an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On August 22, 2024, the Company entered into a business combination agreement (the “Original Business Combination Agreement”) with a corporation formed under the Laws of the Province of British Columbia (“PubCo”) and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia (“Tactical”), pursuant to which the Company will amalgamate pursuant to a Plan of Arrangement under the Business Corporations Act of British Columbia (“BCBCA”) to form one corporate entity, except that the legal existence of Pubco will not cease and Pubco will survive the amalgamation, following its redomicile into the Province of British Columbia, Canada.

On December 10, 2024, the Company, and Tactical entered into an amendment (the “Amendment No. 1”) to the Original Business Combination Agreement, Amendment No. 1 provides that, among other things, upon a delisting from The Nasdaq Stock Market, the Company will use commercially reasonable efforts to list its securities on the OTC Markets Group. As a condition to closing the Business Combination, the Company must relist its securities on The Nasdaq Stock Market.

On January 28, 2025, the Company and Tactical entered into Amendment No. 2 (the “Amendment No. 2”) to the Original Business Combination Agreement. Amendment No. 2 provides that certain recently issued convertible debentures of Tactical (and future issuances of convertible debentures by Tactical, if any, to the extent permitted under the Business Combination Agreement) shall be subject to the same terms under the Business Combination Agreement, and shall be subject to the same treatment upon closing of the business combination contemplated by the Original Business Combination Agreement, as certain existing convertible debentures issued by Tactical and already subject to the terms of the Business Combination Agreement.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account.

On January 15, 2025, and with immediate effect, Mr. Michael Dinsdale resigned his position as a member of the board of directors (the “Board”) of Plum Acquisition Corp. III (the “Company”). Mr. Dinsdale was a member of the Board’s audit committee and chairman of the Board’s nominating committee. Mr. Dinsdale’s resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies or practices.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

On January 15, 2025 and with immediate effect, the Board appointed Mr. Hume Kyle to fill the vacancy resulting from Mr. Dinsdale’s resignation, to serve the remainder of Mr. Dinsdale’s term and to hold office until a successor is appointed or Mr. Kyle’s appointment is ratified. Mr. Kyle was also appointed as a member of the audit committee and as chairman of the nominating committee.

On January 16, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its amended and restated memorandum and articles of association on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination to July 30, 2025 (the “Combination Period”), or such earlier date as shall be determined by the Company’s board of directors (the “Second Extension Proposal”) and (ii) amended Article 49.4 to remove language stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination (the “NTA Proposal”).

On February 21, 2025, Plum III Merger Corp. (“Merger Co.”) filed Amendment No. 1 to the Registration Statement on Form F-4 (“Form F-4-A1”) pursuant to which the Company will solicit approval of the Business Combination from the Company’s shareholders.

On March 28, 2025, Plum III Merger Corp. (“Merger Co.”) filed Amendment No. 2 to the Registration Statement on Form F-4 (“Form F-4-A2” and collectively with Form F-4-A1, the “Form F-4”)

In order to protect the amounts held in the Trust Account, the Original Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Original Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On January 16, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Second Amended and Restated Memorandum and Articles of Association on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination to July 30, 2025 (the “Combination Period”), or such earlier date as shall be determined by the Company’s board of directors and (ii) amended Article 49.4 to remove language stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination. The holders of 2,132,366 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $11.24 per share, for an aggregate redemption amount of $23,975,464. After the redemptions, $1,707,149 remained in the Company’s Trust Account.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On January 28, 2025, Plum Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. Plum’s Class A ordinary shares, warrants and units are listed under the symbols “PLMJF,” “PLMWF,” and “PLMUF,” respectively.

Liquidity and Going Concern

As of March 31, 2025, the Company had $93,483 in cash held outside of the Trust Account and a working capital deficit of $3,597,159, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. There is no assurance that the Company’s attempts to close an Initial Business Combination will be successful within the Combination Period. On January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement.

In July 2024, the Company entered into a promissory note with the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the Company, at a price of $1.50 per warrant at the option of the Sponsor. The outstanding balance under the Sponsor Promissory Note as of March 31, 2025 was $1,454,867.

In each of July 2024, August 2024, September 2024, October 2024 and the first quarter ended March 31, 2025, the Sponsor entered into a series of agreements with various undersigned subscribers (the “Subscribers”) which resulted in the raising of $875,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the Company, upon election by the Sponsor, the Shares will be transferred to the Subscribers. There will be no accounting impact to the Company as a result of the sale of Sponsor’s Class B Ordinary Shares to Subscribers.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of March 31, 2025, the balance outstanding from the Sponsor Promissory Note and the Second Sponsor Promissory Note is $1,554,867.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 28, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $93,483 and $27,418 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the balance sheets at fair value at the end of each reporting period. As of March 31, 2025 and December 31, 2024, the investments held in the Trust Account totaled $1,720,918 and $25,630,285, respectively.

Due from Tactical

In accordance with the Business Combination Agreement, the Company covered certain operating expenses on behalf of Tactical, for which Tactical is responsible for reimbursement. As of March 31, 2025 and December 31, 2024, the Company has paid $3,750 and $23,280 on Tactical’s behalf, respectively.

Due from Merger Co.

The Company covered certain operating expenses on behalf of Merger Co., for which Merger Co. is responsible for reimbursement. As of March 31, 2025 and December 31, 2024, the Company has paid $17,500 and $0 on Merger Co.’s behalf, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). As of March 31, 2025, despite lower trading volume on the Class A ordinary share and Public Warrants, the fair value of the Public Warrants was based its traded price as of March 31, 2025. This approach was deemed appropriate as the implied probability of a successful business combination remained within the range observed in comparable publicly traded companies. The valuation of the Private Warrants slightly differed, as it was derived using the Black-Scholes option pricing model. As of December 31, 2024, due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payment of these shares took place on February 27, 2024, after which 2,284,199 Class A ordinary shares subject to possible redemption remained outstanding. Additionally, on January 16, 2025, 2,132,366 Class A ordinary shares were tendered for redemption by shareholders for a total value of $23,975,464. The payment of these shares took place on January 23, 2025, after which 151,833 Class A ordinary shares subject to possible redemption remained outstanding.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2024	$25,630,285
Redemption of Class A ordinary shares subject to redemption	(23,975,464)
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	66,097
Class A ordinary shares subject to possible redemption as of March 31, 2025	$1,720,918

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates loss shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,165 shares, or the effects of the 969,911 warrants that would be issuable upon conversion of the Subscription Loan (as defined in Note 5) in the calculation of (loss) income per share, because the exercise of the warrants are contingent upon the occurrence of future events.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months ended March 31, 2025		Three Months Ended March 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(66,015)	$(298,525)	$(90,072)	$(58,164)
Denominator:
Basic and diluted weighted average shares	1,561,771	7,062,500	10,937,034	7,062,500
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025 and 2024, the Company incurred no expenses under this agreement. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to the Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. As of March 31, 2025 and December 31, 2024, the Company had no outstanding balance for accrued expenses - related party.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Original Sponsor, the Sponsor or an affiliate of the Original Sponsor or the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023, the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of March 31, 2025 and December 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Original Sponsor on December 27, 2023.

Reimbursements—Related Party

As of March 31, 2025 and December 31, 2024, the Company had no payments to the Sponsor, officers and directors, or any of their respective affiliates as reimbursements for the operating costs of the Company and included within operating and formation costs within the accompanying statement of operations.

Accounts Payable - Related Party

As of March 31, 2025 and December 31, 2024, $50 and $18,824, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search for an initial Business Combination target.

Subscription Agreement and Sponsor Promissory Note - Related Party

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

In July 2024, the Company entered into a promissory note with Mercury Capital (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor pursuant to the Subscription Agreement. If the Company completes a Business Combination, the Company would repay the Sponsor Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Promissory Note, but no proceeds held in the Trust Account would be used to repay the Sponsor Promissory Note. Up to $1,500,000 of such loans may be convertible into warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company accounts for the Sponsor Promissory Note within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note is de minimis.

On March 18, 2025, the Sponsor loaned $250,000 to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of March 31, 2025 and December 31, 2024 was $1,454,867 and $1,204,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draw of $986,000.

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of an Initial Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of March 31, 2025, the total outstanding balance of the Sponsor Promissory Note and Second Sponsor Promissory Note is $1,554,867.

The Sponsor Promissory Note and Second Sponsor Promissory Note are reported as promissory note - related party on the accompanying condensed balance sheets.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of March 31, 2025 no additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated. The compensation that has been recorded for year ended December 31, 2024, will remain within the Company’s Statements of Operations for those periods.

Securities Transfer Agreement

On May 22, 2024, the Sponsor and a third party (the “Recipient”) entered into a Securities Transfer Agreement, whereby the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient as compensation for the provisioning of advisory service rendered to the SPAC. No compensation expense was recorded as of March 31, 2025 and December 31, 2024, as the Recipient did not start providing advisory services and therefore the award has not vested.

On June 30, 2024, the Sponsor and the Recipient entered into an amendment to the Securities Transfer Agreement (the “Amended Securities Transfer Agreement”). Pursuant to the Amended Securities Transfer Agreement, the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient upon successfully closing any business combination transaction involving the Company. In addition, the Recipient’s compensation would be in exchange for providing advisory to the Sponsor. No compensation expense was recorded as of March 31, 2025 and December 31, 2024, as the performance condition was not considered probable.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 7. WARRANTS

As of March 31, 2025 and December 31, 2024, there were 2,354,166 Founder Warrants, 288,333 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 1,016,833 and 3,149,199 Class A ordinary shares issued and outstanding, including 151,833 and 2,284,199 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 7,062,500 Class B ordinary shares issued and outstanding.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investments held in Trust Account:
Money Market investments	$1,720,918	$1,720,918	$—	$—
Liabilities
Warrant liability – Founder Warrants	$416,688	$—	$—	$416,688
Warrant liability – Private Placement Warrants	$51,036	$—	$—	$51,036
Warrant liability – Public Warrants	$1,600,833	$—	$1,600,833	$—
December 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$25,630,285	$25,630,285	$—	$—
Liabilities
Warrant liability – Founder Warrants	$423,751	$—	$—	$423,751
Warrant liability – Private Placement Warrants	$51,900	$—	$—	$51,900
Warrant liability – Public Warrants	$1,695,000	$1,695,000	$—	$—

The measurement of the Public Warrants as of March 31, 2025 is classified as Level 2 due to insufficient trading activity. The measurement of the Public Warrants as of December 31, 2024 was classified as Level 1 due to significant trading activity under the ticker PLMWF and PLMJW, respectively. The quoted price representing the fair value of the Public Warrants was $0.177 and $0.18 per warrant as of March 31, 2025 and December 31, 2024, respectively.

In prior periods, the Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. As of March 31, 2025 and December 31, 2024, the Company utilized a Black-Scholes Option Pricing model for the valuation of the Founder Warrants and Private Placement Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.177 and $0.18 per warrant as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Founder Warrants and Private Placement Warrants are classified as Level 3 due to the use of a Black-Scholes Option Pricing model.

For the three months ended March 31, 2025, the Company recognized a gain of $102,094 on the changes in the fair value of warrant liabilities in the statements of operations. The Company recognized a loss on changes in the fair value of warrant liabilities of $844,142 in the statements of operations for the three months ended March 31, 2024.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

	March 31, 2025	December 31, 2024
Trust Account	$1,720,918	$25,630,285
Cash	$93,483	$27,418

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating and formation costs	$532,731	$396,075
Interest and dividend income on investments held in Trust Account	$66,097	$1,091,981

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other then the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 24, 2025, the Company and Sponsor entered an amendment to increase the maximum amount of the Sponsor Promissory Note to $2,200,000. On April 24, 2025, the Sponsor loaned an additional $100,000 to the Company pursuant to the Promissory Note. The outstanding balance of the Sponsor Promissory Note is $1,554,867.

On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance or October 20, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Plum Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mercury Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 5, 2021 as a Cayman Island exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “Initial Business Combination.” We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering (the “Initial Public Offering”), the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, loans from the Sponsor or a combination of the foregoing.

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

As of March 31, 2025 and December 31, 2024, we held cash of $93,483 and $27,418, respectively, current liabilities of $3,739,354 and $3,151,832, respectively. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

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

On January 16, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Second Amended and Restated Memorandum and Articles of Association (as amended, the “Third Amended and Restated Memorandum and Articles of Association”) on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination to July 30, 2025 (the “Combination Period”), or such earlier date as shall be determined by the Company’s board of directors (the “Second Extension Proposal”) and (ii) amended Article 49.4 to remove language stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination (the “NTA Proposal”). The holders of 2,132,366 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $11.24 per share, for an aggregate redemption amount of $23,975,464. After the redemptions, $1,707,149 remained in the Company’s Trust Account.

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

On December 10, 2024, the Company and Tactical, entered into an amendment (the “Amendment No. 1”) to the Original Business Combination Agreement, by and between the Company and Tactical. The Amendment No. 1 provides that, among other things, upon a delisting from The Nasdaq Stock Market, the Company will use commercially reasonable efforts to list its securities on the OTC Markets Group. As a condition to closing the Business Combination, the Company must relist its securities on The Nasdaq Stock Market.

On January 28, 2025, the Company and Tactical entered into Amendment No. 2 (the “Amendment No. 2” and with Amendment No. 1 and the Original Business Combination Agreement, the “Business Combination Agreement”) to the Original Business Combination Agreement, by and between the Company and Tactical that provides that certain recently issued convertible debentures of Tactical (and future issuances of convertible debentures by Tactical, if any, to the extent permitted under the Business Combination Agreement) shall be subject to the same terms under the Business Combination Agreement, and shall be subject to the same treatment upon closing of the Business Combination, as certain existing convertible debentures issued by Tactical and already subject to the terms of the Business Combination Agreement.

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

On January 28, 2025, our Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. Our Class A ordinary shares, warrants and units are listed under the symbols “PLMJF,” “PLMWF,” and “PLMUF,” respectively.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2025 and 2024 were organizational activities, identifying a target company for a business combination, entering into a definitive business combination agreement, and taking steps to complete an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we recorded net loss of $364,540, which resulted from operating and formation costs of $532,731, partially offset by a gain on the changes in fair value of warrant liability of $102,094 and interest and dividend income on investments held in the Trust Account of $66,097.

For the three months ended March 31, 2024, we recorded net loss of $148,236, which resulted from operating and formation costs of $396,075, and a loss on the changes in fair value of warrant liability of $844,142, partially offset by interest and dividend income on investments held in the Trust Account of $1,091,981.

Liquidity, Going Concern and Capital Resources

For the three months ended March 31, 2025, net cash used in operating activities was $285,965, which resulted from net loss of $364,540, interest and dividend income on the investments held in the Trust Account of $66,097 and a change in fair value of warrant liabilities of $102,094, partially offset by a change in fair value of warrant liabilities of $102,094, changes in working capital of $246,766., and interest and dividend income on the investments held in the Trust Account of $66,097.

For the three months ended March 31, 2024, net cash used in operating activities was $215,423, which was due to interest and dividend income on the investments held in the Trust Account of $1,091,981, partially offset by net loss of $148,236, stock based compensation expense $16,346, loss on change in fair value of warrant liabilities $844,142 and changes in working capital of $164,306.

For the three months ended March 31, 2025, net cash provided by investing activities was $23,977,494, which was primarily due to cash withdrawn from the Trust Account to pay redeeming shareholders of $23,975,464 and due from Tactical of $19,530, partially offset by due from Merger Co of $17,500.

For the three months ended March 31, 2024, net cash provided by investing activities was $133,609,215, which was due to cash withdrawn from the Trust Account to pay redeeming shareholders of $134,059,215, partially offset by cash deposited into the Trust Account of $450,000.

For the three months ended March 31, 2025, net cash used in financing activities was $23,625,464, which was due to payments of cash to redeeming shareholders of $23,975,464, partially offset by proceeds from promissory notes - related party of $350,000.

For the three months ended March 31, 2024, net cash used in financing activities was $133,352,848, which was due to payments of cash to redeeming shareholders of $134,059,215, partially offset by proceeds for extension payments from the Old Sponsor of $225,000 and proceeds from Sponsor Promissory Notes related party (as defined in Note 5) of $481,367.

As of March 31, 2025 and December 31, 2024, we had cash of $93,483 and $27,418 held outside the Trust Account, respectively. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination, and take steps to complete an Initial Business Combination.

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

We have incurred and expect to continue to incur significant costs in pursuit of our Initial Business Combination. As such, we may have insufficient funds available to operate our business for the next 12 months from the date of these unaudited condensed financial statements. If we do not complete a business combination, we may have insufficient funds available to operate our business beyond the next 12 months. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants and may as a result be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2025, we had $93,483 in cash held outside of the Trust Account and a working capital deficit of $3,597,159, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans. There is no assurance that our attempts to find a partner for an Initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying financial statements).

The Company will have until July 30, 2025 to complete an Initial Business Combination. If an Initial Business Combination is not consummated by July 30, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company unless our date to consummate an Initial Business Combination is further extended.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the July 30, 2025 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.

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

In July 2024, the Company entered into a promissory note with Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor pursuant to the Subscription Agreement. If the Company completes a Business Combination, the Company would repay the Sponsor Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Promissory Note, but no proceeds held in the Trust Account would be used to repay the Sponsor Promissory Note. Up to $1,500,000 of such loans may be convertible into warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company accounts for the Sponsor Promissory Note within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note is de minimis.

On April 24, 2025, the Company and Sponsor entered an amendment to increase the maximum amount of the Sponsor Promissory Note to $2,200,000.

On March 18, 2025, the Sponsor loaned $250,000 to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of March 31, 2025 and December 31, 2024 was $1,454,867 and $1,204,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draw of $986,000. On April 24, 2025, the Sponsor loaned an additional $100,000 to the Company pursuant to the Sponsor Promissory Note.

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance or October 20, 2025. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. The outstanding balance under the Second Sponsor Promissory Note as of March 31, 2025 was $100,000.

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of March 31, 2025 no additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated. The compensation that has been recorded for year ended December 31, 2024, will remain within the Company’s Statements of Operations for those periods.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates (loss) income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,165 shares, or the effects of the 969,911 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5 of the accompanying unaudited condensed financial statements) in the calculation of diluted (loss) income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4 of the accompanying unaudited condensed financial statements) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. In connection with the July Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account. On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account. On January 16, 2025, the holders of 2,132,366 Class A ordinary shares elected to redeem at approximately $11.24 per share, for an aggregate redemption amount of $23,975,464. After redemptions, $1,707,149 remained in the Trust Account, and there are 151,833 Class A ordinary shares subject to possible redemption remaining outstanding.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Promissory Note - Related Party

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. As of December 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. We account for the Sponsor Promissory Note and Second Sponsor Promissory Note (as defined in Note 5) within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note and Second Sponsor Promissory Note is de minimis. The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of March 31, 2025 was $1,454,867 and $100,000, respectively.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of March 31, 2025 and December 31, 2024, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company identified a material weakness in internal controls related to the compliance with an agreement we entered during the fiscal year ended December 31, 2023, and the recording of necessary accruals in relation to that agreement. Additionally, the Company identified a material weakness in internal controls in relation to proper recording of accruals and stock-based compensation during the fiscal year ended December 31, 2024.

As a result, we performed additional analysis as deemed necessary to ensure that the financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of March 31, 2025, due to the existence of the material weakness noted above.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated August 22, 2024, by and among Plum Acquisition Corp. III, Plum III Amalco Corp., Plum III Merger Corp., and Tactical Resources Corp.(1)
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 10, 2024, by and between Plum Acquisition Corp. III and Tactical Resources Corp.(2)
2.3	Amendment No. 2 to the Business Combination Agreement, dated January 28, 2025, by and between Plum Acquisition Corp. III and Tactical Resources Corp.(3)
3.1	Third Amended and Restated Memorandum and Articles of Association.(4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2024.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2024.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2025.

(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plum Acquisition Corp. III

Date: May 15, 2025	By:	/s/ Kanishka Roy
Kanishka Roy
Chief Executive Officer

Plum Acquisition Corp. III

Date: May 15, 2025	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer