Form 10-Q
period 2025-06-30
Plum Acquisition Corp. III
filed 2025-08-13
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None

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

There were 907,486 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on August 11, 2025.

PLUM ACQUISITION CORP. III

i

PLUM ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024

ASSETS
Current assets:
Cash	$240,081	$27,418
Prepaid expenses	25,175	36,706
Due from Tactical	—	23,280
Due from Merger Co	22,500	—
Total current assets	287,756	87,404
Investments held in Trust Account	1,736,189	25,630,285
Total Assets	$2,023,945	$25,717,689

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$440,673	$446,328
Accounts payable - related party	12,500	18,824
Accrued expenses and other current liabilities	2,165,906	1,481,813
Promissory note - related party	1,924,867	1,204,867
Total current liabilities	4,543,946	3,151,832
Warrant liabilities	2,309,740	2,170,651
Total Liabilities	6,853,686	5,322,483

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 151,833 and 2,284,199 shares at redemption value of approximately $11.43 and $11.22 per share at June 30, 2025 and December 31, 2024, respectively	1,736,189	25,630,285

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at June 30, 2025 and December 31, 2024; excluding 151,833 and 2,284,199 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Accumulated deficit	(6,566,723)	(5,235,872)
Total Shareholders’ Deficit	(6,565,930)	(5,235,079)
Total Liabilities and Shareholders’ Deficit	$2,023,945	$25,717,689

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating and formation costs	$659,031	$599,810	$1,191,762	$995,885
Loss from operations	(659,031)	(599,810)	(1,191,762)	(995,885)
Other income (expense):
Interest and dividend income on investments held in Trust Account	15,271	283,319	81,368	1,375,300
Gain (loss) on change in fair value of warrant liabilities	(241,183)	723,550	(139,089)	(120,592)
Net (loss) income	$(884,943)	$407,059	$(1,249,483)	$258,823
Basic and diluted weighted average shares outstanding, Class A ordinary shares	1,016,833	3,149,199	1,287,797	7,043,116
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.11)	$0.04	$(0.15)	$0.02
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,062,500	7,062,500	7,062,500	7,062,500
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.11)	$0.04	$(0.15)	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	865,000	87	7,062,500	706	—	(5,235,872)	(5,235,079)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2025	—	—	—	—	—	(66,097)	(66,097)
Net loss	—	—	—	—	—	(364,540)	(364,540)
Balance as of March 31, 2025	865,000	$87	7,062,500	$706	$—	$(5,666,509)	$(5,665,716)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2025	—	—	—	—	—	(15,271)	(15,271)
Net loss	—	—	—	—	—	(884,943)	(884,943)
Balance as of June 30, 2025	865,000	$87	7,062,500	$706	$—	$(6,566,723)	$(6,565,930)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	865,000	$87	7,062,500	$706	$—	$(699,263)	$(698,470)
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2024	—	—	—	—	(128,846)	(1,188,135)	(1,316,981)
Deemed contribution for extension deposit from the Sponsor	—	—	—	—	112,500	—	112,500
Share based compensation	—	—	—	—	16,346	—	16,346
Reversal of deemed contribution for extension deposit from the Sponsor	—	—	—	—	—	(112,500)	(112,500)
Net loss	—	—	—	—	—	(148,236)	(148,236)
Contribution from the Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	367,610	—	367,610
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(367,610)	—	(367,610)
Balance as of March 31, 2024	865,000	87	7,062,500	706	—	(2,148,134)	(2,147,341)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2024	—	—	—	—	(70,170)	(213,149)	(283,319)
Share based compensation	—	—	—	—	70,170	—	70,170
Net income	—	—	—	—	—	407,059	407,059
Balance as of June 30, 2024	865,000	$87	7,062,500	$706	$—	$(1,954,224)	$(1,953,431)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash Flows from Operating Activities:
Net (loss) income	$(1,249,483)	$258,823
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(81,368)	(1,375,300)
Stock-based Compensation	—	86,516
Loss on change in fair value of warrant liabilities	139,089	120,592
Changes in operating assets and liabilities:
Prepaid expenses	11,531	(35,686)
Accounts payable	(5,655)	262,788
Accounts payable - related party	(6,324)	7,277
Accrued expenses and other current liabilities	684,093	230,513
Net cash used in operating activities	(508,117)	(444,477)

Cash Flows from Investing Activities:
Cash transferred into Trust Account	—	(450,000)
Due from Merger Co	(22,500)	—
Due from Tactical	23,280	—
Cash transferred from Trust Account to pay redeeming shareholders	23,975,464	134,059,215
Net cash provided by investing activities	23,976,244	133,609,215

Cash Flows from Financing Activities:
Proceeds for extension payments from the Old Sponsor	—	225,000
Proceeds from convertible promissory note - related party	720,000	718,867
Payment of cash to redeeming shareholders	(23,975,464)	(134,059,215)
Net cash used in financing activities	(23,255,464)	(133,115,348)

Net Change in Cash	212,663	49,390
Cash - Beginning of period	27,418	—
Cash - End of period	$240,081	$49,390

Non-cash investing and financing activities
Reclassification of Sponsor Extension Payment to Promissory Note - Related Party	$—	$112,500
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$81,368	$1,600,300

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity from inception through June 30, 2025, relates to the search for a prospective Initial Business Combination, entering into a definitive business combination agreement, and steps to complete an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

If the Company is unable to complete an Initial Business Combination within the Second Combination Period (as defined below), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Second Combination Period.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account.

On July 30, 2025, the Company and Tactical entered into Amendment No. 3 (the “Amendment No. 3”) to the Original Business Combination Agreement. Amendment No. 3 provides for (a) an acknowledgement that Tactical may effect a reverse stock split prior to the closing at a ratio not to exceed 25 to 1; (b) an extension of the Agreement End Date (as defined in the Business Combination Agreement) to July 30, 2026; and (c) a lock-up of certain PubCo shares to be issued in the Business Combination. Specifically, Amendment No. 3 provides that 80% to 85% of the PubCo shares to be issued to stockholders of Tactical (the “Arrangement Consideration Shares”) shall be subject restrictions on transfer for a period of six months following the closing. In connection with Amendment No. 3, certain employees and affiliates of Tactical have entered into a Key Company Securityholder Lock-up Agreement whereby each of them has agreed that 100% of the Arrangement Consideration Shares issued to them shall be subject to restrictions on transfer for a period of six months following the closing.

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

On February 21, 2025, Plum III Merger Corp. (“Merger Co.”) filed Amendment No. 1 to the Registration Statement on Form F-4 pursuant to which the Company will solicit approval of the Business Combination from the Company’s shareholders. On March 28, 2025, Merger Co. filed Amendment No. 2 to the Registration Statement on Form F-4). On May 22, 2025, Merger Co. filed Amendment No. 3 to the Registration Statement on Form F-4 (“Form F-4-A3”). On June 27, 2025, Merger Co. filed Amendment No. 4 to the Registration on Form F-4 (as amended, the “Form F-4”).

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

On January 16, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Second Amended and Restated Memorandum and Articles of Association on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination to July 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) amended Article 49.4 to remove language stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination. The holders of 2,132,366 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $11.24 per share, for an aggregate redemption amount of $23,975,464. After the redemptions, $1,707,149 remained in the Company’s Trust Account.

On July 15, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Third Amended and Restated Memorandum and Articles of Association on July 16, 2025, which extended the date by which the Company has to consummate a business combination to July 30, 2026 (the “Second Combination Period”), or such earlier date as shall be determined by the Company’s board of directors. The holders of 109,347 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.45 per share, for an aggregate redemption amount of $1,252,434.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Liquidity and Going Concern

As of June 30, 2025, the Company had $240,081 in cash held outside of the Trust Account and a working capital deficit of $4,256,190, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. There is no assurance that the Company’s attempts to close an Initial Business Combination will be successful within the Second Combination Period. On January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement.

In July 2024, the Company entered into a promissory note with the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the Company, at a price of $1.50 per warrant at the option of the Sponsor. On April 24, 2025, the Company and Sponsor entered an amendment to increase the maximum amount of the Sponsor Promissory Note to $2,200,000 and up to $2,200,000 may be converted into Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor. The outstanding balance under the Sponsor Promissory Note as of June 30, 2025 was $1,824,867.

As of June 30, 2025, the Sponsor had entered into a series of agreements with various undersigned subscribers (the “Subscribers”) which resulted in the raising of $1,125,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the Company, upon election by the Sponsor, the Shares will be transferred to the Subscribers. There will be no accounting impact to the Company as a result of the sale of Sponsor’s Class B Ordinary Shares to Subscribers.

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of June 30, 2025, the balance outstanding from the Sponsor Promissory Note and the Second Sponsor Promissory Note is $1,924,867.

The Company will have until July 30, 2026 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2026 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the liquidity conditions disclosed above including the July 30, 2026 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 28, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $240,081 and $27,418 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

Investments Held in Trust Account are classified as trading securities which are presented on the balance sheets at fair value at the end of each reporting period. As of June 30, 2025 and December 31, 2024, the investments held in the Trust Account totaled $1,736,189 and $25,630,285, respectively.

Due from Tactical

In accordance with the Business Combination Agreement, the Company covered certain operating expenses on behalf of Tactical, for which Tactical is responsible for reimbursement. As of June 30, 2025 and December 31, 2024, the Company was owed $0 and $23,280, respectively, for operating expenses incurred on behalf of Tactical.

Due from Merger Co.

The Company covered certain operating expenses on behalf of Merger Co., for which Merger Co. is responsible for reimbursement. As of June 30, 2025 and December 31, 2024, the Company was owed $22,500 and $0, respectively, for operating expenses incurred on behalf of Merger Co.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). As of June 30, 2025, despite lower trading volume on the Class A ordinary share and Public Warrants, the fair value of the Public Warrants was based its traded price as of June 30, 2025. This approach was deemed appropriate as the implied probability of a successful business combination remained within the range observed in comparable publicly traded companies. The valuation of the Private Warrants slightly differed, as it was derived using the Black-Scholes option pricing model. As of December 31, 2024, due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payment of these shares took place on February 27, 2024, after which 2,284,199 Class A ordinary shares subject to possible redemption remained outstanding. On January 16, 2025, 2,132,366 Class A ordinary shares were tendered for redemption by shareholders for a total value of $23,975,464. The payment of these shares took place on January 23, 2025, after which 151,833 Class A ordinary shares subject to possible redemption remained outstanding. On July 15, 2025, 109,347 Class A ordinary shares were tendered for redemption by shareholders for a total value of $1,252,434. The payment of these shares took place on July 21, 2025, after which 42,486 Class A ordinary shares subject to possible redemption remained outstanding.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2024	$25,630,285
Redemption of Class A ordinary shares subject to redemption	(23,975,464)
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	66,097
Class A ordinary shares subject to possible redemption as of March 31, 2025	$1,720,918
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	15,271
Class A ordinary shares subject to possible redemption as of June 30, 2025	$1,736,189

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the (loss) income per share calculation allocates (loss) income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,165 shares, or the effects of the 1,216,578 warrants that would be issuable upon conversion of the Subscription Loan (as defined in Note 5) in the calculation of (loss) income per share, because the exercise of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net income (loss)	$(111,375)	$(773,568)	$125,533	$281,526	$(192,697)	$(1,056,786)	$129,234	$129,589
Denominator:
Basic and diluted weighted average shares outstanding	1,016,833	7,062,500	3,149,199	7,062,500	1,287,797	7,062,500	7,043,116	7,062,500
Basic and diluted net (loss) income per share	$(0.11)	$(0.11)	$0.04	$0.04	$(0.15)	$(0.15)	$0.02	$0.02

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to the Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. For the three and six months ended June 30, 2025 and 2024, the Company incurred no expenses under this agreement. As of June 30, 2025 and December 31, 2024, the Company had no outstanding balance for accrued expenses - related party.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Original Sponsor, the Sponsor or an affiliate of the Original Sponsor or the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023, the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of June 30, 2025 and December 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Original Sponsor on December 27, 2023.

Reimbursements—Related Party

As of June 30, 2025 and December 31, 2024, the Company had no payments to the Sponsor, officers and directors, or any of their respective affiliates as reimbursements for the operating costs of the Company and included within operating and formation costs within the accompanying statement of operations.

Accounts Payable - Related Party

As of June 30, 2025 and December 31, 2024, $12,500 and $18,824, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search and consummation for an initial Business Combination.

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

On April 24, 2025, the Company and Sponsor entered an amendment to increase the maximum amount of the Sponsor Promissory Note to $2,200,000 and up to $2,200,000 may be converted into Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor.

On March 18, 2025, April 28, 2025 and June 4, 2025, the Sponsor loaned $250,000, $100,000 and $270,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of June 30, 2025 and December 31, 2024 was $1,824,867 and $1,204,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draws of $1,356,000.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of an Initial Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of June 30, 2025, the total outstanding balance of the Sponsor Promissory Note and Second Sponsor Promissory Note is $1,924,867.

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of June 30, 2025 no additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated. The compensation that has been recorded for year ended December 31, 2024, will remain within the Company’s Statements of Operations for those periods.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Securities Transfer Agreement

On May 22, 2024, the Sponsor and a third party (the “Recipient”) entered into a Securities Transfer Agreement, whereby the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient as compensation for the provisioning of advisory service rendered to the SPAC. No compensation expense was recorded as of June 30, 2025 and December 31, 2024, as the Recipient did not start providing advisory services and therefore the award has not vested.

On June 30, 2024, the Sponsor and the Recipient entered into an amendment to the Securities Transfer Agreement (the “Amended Securities Transfer Agreement”). Pursuant to the Amended Securities Transfer Agreement, the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient upon successfully closing any business combination transaction involving the Company. In addition, the Recipient’s compensation would be in exchange for providing advisory to the Sponsor. No compensation expense was recorded as of June 30, 2025 and December 31, 2024, as the performance condition was not considered probable.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 7. WARRANTS

As of June 30, 2025 and December 31, 2024, there were 2,354,166 Founder Warrants, 288,333 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 1,016,833 and 3,149,199 Class A ordinary shares issued and outstanding, including 151,833 and 2,284,199 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets
Investments held in Trust Account:
Money Market investments	$1,736,189	$1,736,189	$—	$—
Liabilities
Warrant liability – Founder Warrants	$463,771	$—	$—	$463,771
Warrant liability – Private Placement Warrants	$56,802	$—	$—	$56,802
Warrant liability – Public Warrants	$1,789,167	$—	$1,789,167	$—
December 31, 2024
Assets
Investments held in Trust Account:
Money Market investments	$25,630,285	$25,630,285	$—	$—
Liabilities
Warrant liability – Founder Warrants	$423,751	$—	$—	$423,751
Warrant liability – Private Placement Warrants	$51,900	$—	$—	$51,900
Warrant liability – Public Warrants	$1,695,000	$1,695,000	$—	$—

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The measurement of the Public Warrants as of June 30, 2025 is classified as Level 2 due to insufficient trading activity. The measurement of the Public Warrants as of December 31, 2024 was classified as Level 1 due to significant trading activity under the ticker PLMWF and PLMJW, respectively. The quoted price representing the fair value of the Public Warrants was $0.190 and $0.18 per warrant as of June 30, 2025 and December 31, 2024, respectively.

In prior periods, the Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. As of June 30, 2025 and December 31, 2024, the Company utilized a Black-Scholes Option Pricing model for the valuation of the Founder Warrants and Private Placement Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.197 and $0.18 per warrant as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Founder Warrants and Private Placement Warrants are classified as Level 3 due to the use of a Black-Scholes Option Pricing model.

For the three and six months ended June 30, 2025, the Company recognized losses of $241,183 and $139,089, respectively, on the changes in the fair value of warrant liabilities in the statements of operations. For the three and six months ended June 30, 2024 the Company recognized a gain of $723,550 and a loss of $120,592 on the changes in the fair value of warrant liabilities in the statements of operations, respectively.

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

	June 30, 2025	December 31, 2024
Trust Account	$1,736,189	$25,630,285
Cash	$240,081	$27,418

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Operating and formation costs	$659,031	$1,191,762
Interest and dividend income on investments held in Trust Account	$15,271	$81,368

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Operating and formation costs	$599,810	$995,885
Interest and dividend income on investments held in Trust Account	$283,319	$1,375,300

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 15, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Third Amended and Restated Memorandum and Articles of Association on July 16, 2025, which extended the date by which the Company has to consummate a business combination to July 30, 2026, or such earlier date as shall be determined by the Company’s board of directors The holders of 109,347 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.45 per share, for an aggregate redemption amount of $1,252,434.

On July 30, 2025, the Company and Tactical entered into Amendment No. 3 to the Original Business Combination Agreement. Amendment No. 3 provides for (a) an acknowledgement that Tactical may effect a reverse stock split prior to the closing at a ratio not to exceed 25 to 1; (b) an extension of the Agreement End Date (as defined in the Business Combination Agreement) to July 30, 2026; and (c) a lock-up of certain PubCo shares to be issued in the Business Combination. Specifically, Amendment No. 3 provides that 80% to 85% of the Arrangement Consideration Shares shall be subject restrictions on transfer for a period of six months following the closing. In connection with Amendment No. 3, certain employees and affiliates of Tactical have entered into a Key Company Securityholder Lock-up Agreement whereby each of them has agreed that 100% of the Arrangement Consideration Shares issued to them shall be subject to restrictions on transfer for a period of six months following the closing.

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

If we are unable to complete an Initial Business Combination within the Second Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an Initial Business Combination within the Combination Period.

As of June 30, 2025 and December 31, 2024, we held cash of $240,081 and $27,418, respectively, current liabilities of $4,543,946 and $3,151,832, respectively. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

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

In connection with the Extension Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account. As a result of the Extension Proposal being approved by the Company’s shareholders, the Original Sponsor, or its designee were no longer required to make monthly payments to the Company equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding. On each of August 2, 2023, September 7, 2023, October 10, 2023, November 10, 2023, January 10, 2024, and January 25, 2024 $225,000, or $1,350,000 in the aggregate, was deposited into the Company’s Trust Account.

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

On July 15, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Third Amended and Restated Memorandum and Articles of Association on July 16, 2025, which extended the date by which the Company has to consummate a business combination to July 30, 2026 (the “Second Combination Period”), or such earlier date as shall be determined by the Company’s board of directors. The holders of 109,347 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.45 per share, for an aggregate redemption amount of $1,252,434.

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

On July 30, 2025, the Company and Tactical entered into Amendment No. 3 (the “Amendment No. 3”) to the Original Business Combination Agreement. Amendment No. 3 provides for (a) an acknowledgement that Tactical may effect a reverse stock split prior to the closing at a ratio not to exceed 25 to 1; (b) an extension of the Agreement End Date (as defined in the Business Combination Agreement) to July 30, 2026; and (c) a lock-up of certain PubCo shares to be issued in the Business Combination. Specifically, Amendment No. 3 provides that 80% to 85% of the PubCo shares to be issued to stockholders of Tactical (the “Arrangement Consideration Shares”) shall be subject restrictions on transfer for a period of six months following the. In connection with Amendment No. 3, certain employees and affiliates of Tactical have entered into a Key Company Securityholder Lock-up Agreement whereby each of them has agreed that 100% of the Arrangement Consideration Shares issued to them shall be subject restrictions on transfer for a period of six months following the closing.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities for the three and six months ended June 30, 2025 and 2024 were organizational activities, identifying a target company for a business combination, entering into a definitive business combination agreement, and taking steps to complete an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we recorded net loss of $884,943, which resulted from operating and formation costs of $659,031 and a loss on fair value of warrant liability of $241,183, partially offset by interest and dividend income on investments held in the Trust Account of $15,271.

For the three months ended June 30, 2024, we recorded net income of $407,059, which resulted from a gain on fair value of warrant liability of $723,550, and interest and dividend income on investments held in the Trust Account of $283,319, partially offset by operating and formation costs of $599,810.

For the six months ended June 30, 2025, we recorded net loss of $1,249,483, which resulted from operating and formation costs of $1,191,762 and a loss on the changes in fair value of warrant liability of $139,089, partially offset by interest and dividend income on investments held in the Trust Account of $81,368.

For the six months ended June 30, 2024, we recorded net income of $258,823, which resulted from interest and dividend income on investments held in the Trust Account of $1,375,300, partially offset by operating and formation costs of $995,885, and a loss on the changes in fair value of warrant liability of $120,592.

Liquidity, Going Concern and Capital Resources

For the six months ended June 30, 2025, net cash used in operating activities was $508,117, which was primarily due to interest and dividend income on the investments held in the Trust Account of $81,368 and net loss of $1,249,483, partially offset by a loss on the change in fair value of warrant liabilities of $139,089 and changes in operating assets and liabilities of $683,645.

For the six months ended June 30, 2024, net cash used in operating activities was $444,477, which was primarily due to interest and dividend income on the investments held in the Trust Account of $1,375,300, partially offset by changes in working capital of $464,892, net income of $258,823, a gain on the changes in fair value of the convertible promissory note - related party of $120,592, and stock-based compensation of $86,516.

For the six months ended June 30, 2025, net cash provided by investing activities was $23,976,224, which was primarily due to cash withdrawn from the Trust Account to pay redeeming shareholders of $23,975,464 and due from Tactical of $23,280, partially offset by due from Merger Co. of $22,500.

For the six months ended June 30, 2024, net cash provided by investing activities was $133,609,215, which was primarily due to cash withdrawn from the Trust Account to pay redeeming shareholders of $134,059,215, partially offset by cash deposited into the Trust Account of $450,000.

For the six months ended June 30, 2025, net cash used in financing activities was $23,255,464, which was primarily due to payments of cash to redeeming shareholders of $23,975,464, partially offset by proceeds from Sponsor Promissory Notes (as defined in Note 5) related party of $720,000.

For the six months ended June 30, 2024, net cash used in financing activities was $133,115,348, which was due to payments of cash to redeeming shareholders of $134,059,215, partially offset by proceeds for extension payments from the Old Sponsor of $225,000 and proceeds from Sponsor Promissory Notes related party of $718,867.

As of June 30, 2025 and December 31, 2024, we had cash of $240,081 and $27,418 held outside the Trust Account, respectively. We will use these funds to primarily take steps to complete an Initial Business Combination.

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

As of June 30, 2025, we had $240,081 in cash held outside of the Trust Account and a working capital deficit of $4,256,190, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans. There is no assurance that our attempts to find a partner for an Initial Business Combination will be successful or successful within the Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying financial statements).

The Company will have until July 30, 2026 to complete an Initial Business Combination. If an Initial Business Combination is not consummated by July 30, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company unless our date to consummate an Initial Business Combination is further extended.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the July 30, 2026 deadline raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date that these unaudited condensed financial statements are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.

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

On April 24, 2025, the Company and Sponsor entered an amendment to increase the maximum amount of the Sponsor Promissory Note to $2,200,000 and up to $2,200,000 may be converted into Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor.

On March 18, 2025, April 28, 2025 and June 4, 2025, the Sponsor loaned $250,000, $100,000 and $270,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of June 30, 2025 and December 31, 2024 was $1,824,867 and $1,204,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draw of $1,356,000.

On January 27, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance or October 20, 2025. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. The outstanding balance under the Second Sponsor Promissory Note as of June 30, 2025 was $100,000.

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of June 30, 2025, no additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated. The compensation that has been recorded for year ended December 31, 2024, will remain within the Company’s Statements of Operations for those periods.

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

Net (Loss) Income Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates (loss) income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,165 shares, or the effects of the 1,216,578 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5 of the accompanying unaudited condensed financial statements) in the calculation of diluted (loss) income per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4 of the accompanying unaudited condensed financial statements) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. In connection with the July Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account. On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account. On January 16, 2025, the holders of 2,132,366 Class A ordinary shares elected to redeem at approximately $11.24 per share, for an aggregate redemption amount of $23,975,464. After redemptions, $1,707,149 remained in the Trust Account, and there are 151,833 Class A ordinary shares subject to possible redemption remaining outstanding. On July 15, 2025, 109,347 Class A ordinary shares were tendered for redemption by shareholders for a total value of $1,252,434. The payment of these shares took place on July 21, 2025, after which 42,486 Class A ordinary shares subject to possible redemption remained outstanding.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Promissory Note - Related Party

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. As of December 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. We account for the Sponsor Promissory Note and Second Sponsor Promissory Note (as defined in Note 5) within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note and Second Sponsor Promissory Note is de minimis. The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of June 30, 2025 was $1,824,867 and $100,000, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). Due to the options pricing model not producing a meaningful volatility for the Founder Warrants and Private Placement Warrants as of June 30, 2025 and December 31, 2024, the fair value of the Founder Warrants and Private Placement Warrants were set equal to the fair value of the Public Warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of June 30, 2025, due to the existence of the material weakness noted above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated August 22, 2024, by and among Plum Acquisition Corp. III, Plum III Amalco Corp., Plum III Merger Corp., and Tactical Resources Corp.(1)
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 10, 2024, by and between Plum Acquisition Corp. III and Tactical Resources Corp.(2)
2.3	Amendment No. 2 to the Business Combination Agreement, dated January 28, 2025, by and between Plum Acquisition Corp. III and Tactical Resources Corp.(3)
2.4	Amendment No. 3 to the Business Combination Agreement, dated July 30, 2025, by and between Plum Acquisition Corp. III and Tactical Resources Corp.(4)
3.1	Fourth Amended and Restated Memorandum and Articles of Association.(5)
10.1	Form of Key Company Securityholder Lock-up Agreement.(6)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2024.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2024.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2025.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2025.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plum Acquisition Corp. III

Date: August 13, 2025	By:	/s/ Kanishka Roy
Kanishka Roy
Chief Executive Officer

Plum Acquisition Corp. III

Date: August 13, 2025	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer