Form 10-K
period 2025-12-31
Plum Acquisition Corp. III
filed 2026-04-01
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $11,480,000.

There were 907,486 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on March 24, 2026.

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

Our Sponsor is Mercury Capital, LLC, a Delaware limited liability company (the “Sponsor”). Our original Sponsor was Alpha Partners Technology Merger Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”). The registration statement for our initial public offering (“IPO,” “Initial Public Offering” or the “public offering”) was declared effective on July 27, 2021. On July 30, 2021, we consummated our IPO of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $13.75 million, of which $8.75 million was for deferred underwriting commissions (see Note 3 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025). We granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the IPO price to cover over-allotments, if any. On August 3, 2021, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,250,000 Units (the “Over-Allotment Units”) occurred on August 5, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of approximately $32.5 million (the “Over-Allotment Proceeds”).

Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) of 800,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Original Sponsor and anchor investors, generating gross proceeds of $8.0 million (see Note 4 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025). Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Original Sponsor of 65,000 units (the “Additional Private Placement Units”), generating total proceeds of $650,000 (the “Private Placement Proceeds” and, together with the “Over-Allotment Unit Proceeds”, the “Proceeds”).

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

On December 27, 2023, the Company, Original Sponsor, and Sponsor entered into a purchase agreement (“Purchase Agreement”), pursuant to the purchased 3,902,648 Founder Units, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, and became entitled to 70% of the 2,030,860 Founder Units that Original Sponsor placed in escrow at the closing of the Purchase Agreement to the extent such Founder Units are not allocated to investors who hold and do not redeem their Class A Ordinary Shares of the Company at the time of the Initial Business Combination, for an aggregate purchase price of $1.

Subsequently, on January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into a first amendment to Purchase Agreement (“Amendment No. 1 to the Purchase Agreement”), to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units. On August 22, 2024, the Company, the Original Sponsor, and the Sponsor entered into a second amendment to Purchase Agreement (“Amendment No. 2 to the Purchase Agreement”) which revises the founder-unit forfeiture and transfer mechanics by requiring the acquirer to absorb all forfeitures or investor incentive transfers up to 2,030,860 founder units, allocating excess forfeitures 78% to the acquirer and 22% to the sponsor, while also establishing that 2,030,860 sponsor units will be held in escrow for potential transfer to sponsor anchors, with any remaining escrowed units allocated 70% to the acquirer and 30% to the sponsor at closing. On September 5, 2025, the Company, the Original Sponsor, and the Sponsor entered into a third amendment to Purchase Agreement (“Amendment No. 3 to the Purchase Agreement”) that provides that any Sponsor Incentive Units (as defined in the Sponsor Support Agreement) that have been retained by the Sponsor after the Closing, up to half of such Sponsor Incentive Units may be transferred prior to the Closing to a third party, with any Sponsor Incentive Units remaining after such transfer subject to allocation between the Sponsor and the Original Sponsor as provided for in the Purchase Agreement.

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

If we are unable to complete an Initial Business Combination by July 30, 2026 (pursuant to the July 2025 Extraordinary General Meeting (as defined below), the “Second Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within the Second Combination Period.

As approved by its stockholders at the extraordinary general meeting held on July 27, 2023 (the “July 2023 Extraordinary General Meeting”) the Company filed the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) on July 28, 2023, which extended the date by which the Company has to consummate a business combination from July 30, 2023 to July 30, 2024, or such earlier date as shall be determined by the Company’s board of directors. In connection with the July 2023 Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account.

As approved by its stockholders at the extraordinary general meeting held on January 29, 2024 (the “January 2024 Extraordinary General Meeting”), the Company filed an amended and restated memorandum and articles of association (the “Second Amended and Restated Memorandum and Articles of Association”) on February 1, 2024, which (i) extended the date by which the Company has to consummate a business combination from July 30, 2024 to January 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) changed the name of the Company from Alpha Partners Technology Merger Corp. to Plum Acquisition Corp. III.

As approved by its stockholders at the extraordinary general meeting held on January 16, 2025 (the “January 2025 Extraordinary General Meeting”), the Company filed an amended and restated memorandum and articles of association (the “Third Amended and Restated Memorandum and Articles of Association”) on January 17, 2025, which (i) extended the date by which the Company has to consummate a business combination from January 30, 2025 to July 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) removed language from Article 49.4 of our Amended and Restated Memorandum and Articles of Association stating, in relevant part, that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, such business combination.

As approved by its stockholders at the extraordinary general meeting held on July 15, 2025 (the “July 2025 Extraordinary General Meeting”), the Company filed an amended and restated memorandum and articles of association (the “Fourth Amended and Restated Memorandum and Articles of Association”) on July 16, 2025, which extended the date by which the Company has to consummate a business combination to July 30, 2026, or such earlier date as shall be determined by the Company’s board of directors.

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

In connection with the July 2025 Extraordinary General Meeting, the holders of 109,347 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.45 per share, for an aggregate redemption amount of $1,252,434. After the redemptions, $486,624 remained in the Company’s Trust Account.

In connection with the extraordinary general meeting held on December 22, 2025 (the “December 2025 Extraordinary General Meeting”), the holders of 24,136 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $280,219. The redemption is contingent upon the consummation of the Business Combination and will occur as promptly as practicable following the closing thereof; if the Business Combination is not consummated, the redeemed shares will be returned to the respective holders.

Recent Developments

Business Combination Agreement

On August 22, 2024, the Company, Plum III Amalco Corp., a corporation formed under the Laws of the Province of British Columbia and a direct, wholly owned subsidiary of the Company (“Amalco”), Plum III Merger Corp., a corporation formed under the Laws of the Province of British Columbia (“PubCo”), and Tactical Resources Corp., a corporation formed under the Laws of the Province of British Columbia (“TRC” or “Tactical”), entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, (i) the Company shall transfer by way of continuation from the Cayman Islands to the Province of British Columbia in accordance with the Cayman Islands Companies Act (As Revised) (the “Companies Act”) and continue as a corporation under the Laws of the Province of British Columbia in accordance with the applicable provisions of the Business Corporations Act (British Columbia) (the “BCBCA”) (the “Domestication”), (ii) following the Domestication, the Company shall amalgamate with PubCo (the “Plum Amalgamation”) to form one corporate entity and PubCo will survive the Plum Amalgamation, and (iii) immediately following the Plum Amalgamation, TRC and Amalco shall amalgamate (the “TRC Amalgamation” and, together with the Plum Amalgamation, the “Amalgamations”) to form one corporate entity and TRC will survive the TRC Amalgamation.

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

On January 28, 2025, the Company and TRC entered into a second amendment (the “Second Amendment”) to the Business Combination Agreement which provides that certain recently issued convertible debentures of Tactical (and future issuances of convertible debentures by Tactical, if any, to the extent permitted under the Business Combination Agreement) shall be subject to the same terms under the Business Combination Agreement.

On July 30, 2025, the Company and TRC entered into a third amendment (the “Third Amendment”) to the Business Combination Agreement. The Third Amendment provides for (a) an acknowledgement that TRC may effect a reverse stock split prior to the closing at a ratio not to exceed 25 to 1; (b) an extension of the Agreement End Date (as defined in the Business Combination Agreement) to July 30, 2026; and (c) a lock-up of certain PubCo shares to be issued in the Business Combination. Specifically, the Third Amendment provides that 80% to 85% of the PubCo shares to be issued to stockholders of TRC (the “Arrangement Consideration Shares”) shall be subject to restrictions on transfer for a period of six months following the closing. In connection with the Third Amendment, certain employees and affiliates of TRC have entered into a Key Company Securityholder Lock-up Agreement whereby each of them has agreed that 100% of the Arrangement Consideration Shares issued to them shall be subject to restrictions on transfer for a period of six months following the closing.

At the December 2025 Extraordinary General Meeting, the Company shareholders approved (i) as a special resolution, the proposed Domestication; (ii) the Business Combination Agreement; (iii) four separate resolutions regarding the governance provisions contained in the PubCo closing articles; (iv) the issuance of PubCo Common Shares in connection with the Business Combination, and the issuance of an aggregate of up to $100,000,000 of PubCo Common Shares from time to time to YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville”); and (v) the issuance of PubCo Common Shares pursuant to the PubCo Omnibus Equity Incentive Plan.

Amendment to Sponsor Support Agreement

On September 5, 2025, the Company, TRC, Pubco, the Sponsor, the Original Sponsor and certain shareholders of the Company entered into an amendment (the “Sponsor Support Agreement Amendment”) to the Sponsor Support Agreement, dated as of August 22, 2024 (as amended, the “Sponsor Support Agreement”).

The Sponsor Support Agreement Amendment provides that, immediately prior to the closing of the Business Combination, to the extent that any Sponsor Incentive Units (as defined in the Sponsor Support Agreement) have not been transferred by the Sponsor to PIPE Investors, Company Public Shareholders or other third parties as provided for in the Sponsor Support Agreement, such remaining Sponsor Incentive Units will be retained by the Sponsor subject to vesting based on the achievement of certain trading prices of the Pubco Common Shares after the closing of the Business Combination, as described in more detail in the Sponsor Support Agreement Amendment. In the event that such trading prices have not been achieved on or before the tenth anniversary of the closing of the Business Combination, such Sponsor Incentive Units shall be surrendered to Pubco for cancellation for no consideration and shall cease to represent any interest in Pubco, effective as of such date.

Amendments to Purchase Agreement

On August 22, 2024, the Company, the Original Sponsor, and the Sponsor entered into Amendment No. 2 to the Purchase Agreement which revises the founder-unit forfeiture and transfer mechanics by requiring the acquirer to absorb all forfeitures or investor incentive transfers up to 2,030,860 founder units, allocating excess forfeitures 78% to the acquirer and 22% to the sponsor, while also establishing that 2,030,860 sponsor units will be held in escrow for potential transfer to sponsor anchors, with any remaining escrowed units allocated 70% to the acquirer and 30% to the sponsor at closing.

On September 5, 2025, the Sponsor, the Company and the Original Sponsor entered into Amendment No. 3 to the Purchase Agreement that provides that, to the extent that any Sponsor Incentive Units have been retained by the Sponsor after the closing of the Business Combination, up to half of such Sponsor Incentive Units may be transferred prior to the closing of the Business Combination to a third party, with any Sponsor Incentive Units remaining after such transfer subject to allocation between the Sponsor and the Original Sponsor as provided for in the Purchase Agreement.

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

Shareholders May Not Have the Ability to Approve Any Alternative Business Combination and Approval of Our Current Business Combination Does Not Guarantee its Completion

Although our shareholders approved the proposed Business Combination in connection with the December 2025 Extraordinary General Meeting, the transaction has not yet closed. If the currently approved Business Combination is not consummated for any reason, we may seek to enter into a revised or alternative Business Combination (the “Alternative Business Combination”). In such a case, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Fourth Amended and Restated Memorandum and Articles of Association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of an Alternative Business Combination and we do not conduct redemptions in connection with such Alternative Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately-negotiated transactions or in the open market either prior to or following the completion of the Alternative Business Combination. Additionally, at any time at or prior to an Alternative Initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of such Alternative Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against an Alternative Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against the Alternative Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the Alternative Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Alternative Business Combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with the Alternative Business Combination or (iii) satisfy a closing condition in an agreement with a prospective partner that requires us to have a minimum net worth or a certain amount of cash at the closing of the Alternative l Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of an Alternative Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

In the event of an Alternative Business Combination, our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately-negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with an Alternative Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Alternative Business Combination, whether or not such shareholder has already submitted a proxy with respect to the Alternative Business Combination but only if such shares have not already been voted at the general meeting related to such Alternative Business Combination. Our Sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

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

 Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Initial Business Combination, regardless of whether such shareholder votes on such proposed Initial Business Combination, and if they do vote, regardless of whether they vote for or against such proposed initial business combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if an Initial Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares acquired during or after the public offering by them in connection with (i) the completion of our Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Fourth Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination).

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of an Alternative Business Combination either (i) in connection with a general meeting called to approve such Alternative Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares (excluding the private placement shares underlying the private placement units) or seek to amend our Fourth Amended and Restated Memorandum and Articles of Association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a shareholder vote to approve an Alternative Business Combination, we will, pursuant to our Fourth Amended and Restated Memorandum and Articles of Association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of an Alternative Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Alternative Business Combination.

If we seek shareholder approval, we will complete the Alternative Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of the Alternative Business Combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need none of the public shares sold in the public offering to be voted in favor of the Alternative Business Combination in order to have such Alternative Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of any Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Fourth Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination).

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Fourth Amended and Restated Memorandum and Articles of Association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing the Alternative Business Combination which contain substantially the same financial and other information about the Alternative Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of an Alternative Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete the Alternative Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such Alternative Business Combination.

Limitation on Redemption Upon Completion of an Alternative Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of an Alternative Business Combination and we do not conduct redemptions in connection with such Alternative Business Combination pursuant to the tender offer rules, our Fourth Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with a business combination with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against an Alternative Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights in connection with an Alternative Business Combination, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve such business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with the Alternative Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of an Alternative Business Combination.

If an Alternative Business Combination is not approved for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Fourth Amended and Restated Memorandum and Articles of Association provide that we will have until July 30, 2026 to consummate an Initial Business Combination. If we have not consummated an Initial Business Combination by July 30, 2026, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding taxes) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an Initial Business Combination by July 30, 2026. Our Fourth Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an Initial Business Combination by July 30, 2026 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Initial Business Combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Fourth Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination), unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our Initial Business Combination by July 30, 2026, (ii) in connection with a shareholder vote to amend our Fourth Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2026, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination), or (iii) if they redeem their respective shares for cash upon the completion of the Initial Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an Initial Business Combination or liquidation if we have not consummated an Initial Business Combination by July 30, 2026, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with an Alternative Business Combination, a shareholder’s voting in connection with such business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Fourth Amended and Restated Memorandum and Articles of Association, like all provisions of our Fourth Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote.

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

As of December 31, 2025, the Company had $49,870 in cash held outside of the Trust Account. On January 3, 2024 the Company entered into a subscription agreement by and among the Company, Mercury Capital, LLC and Palmeira Investment Limited (the “Subscription Agreement”) whereby the Company may raise up to $1,500,000. Also, in July 2024, the Company entered into a promissory note with Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor pursuant to the Subscription Agreement. If the Company completes a Business Combination, the Company would repay the Sponsor Promissory Note. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Sponsor Promissory Note, but no proceeds held in the Trust Account would be used to repay the Sponsor Promissory Note. Up to $1,500,000 of such loans may be convertible into warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. On April 24, 2025, the Company and Sponsor entered an amendment to increase the maximum amount of the Sponsor Promissory Note to $2,200,000 and up to $2,200,000 may be converted into Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor.

Even with the Subscription Agreement and the Sponsor Promissory Note the Company may not have sufficient cash to operate for at least the next 12 months from the issuance of the financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 to the accompanying financial statements). There is no assurance that the Company’s Business Combination will be successful or successful within the Second Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans.

The Company will have until July 30, 2026 to complete the Initial Business Combination. If an Initial Business Combination is not consummated by July 30, 2026 there will be a mandatory liquidation and subsequent dissolution of the Company, unless the shareholders approve an amendment to the Fourth Amended and Restated Memorandum and Articles of Association to further extend the date.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements—Going Concern, management has determined the factors disclosed above and the July 30, 2026 Initial Business Combination deadline raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Our shareholders may not be afforded an opportunity to vote on any alternative Initial Business Combination, which means we may complete an alternative Initial Business Combination even though a majority of our shareholders do not support such a combination.

Although our shareholders approved the proposed Business Combination in connection with the December 2025 Extraordinary General Meeting, the transaction has not yet closed. If the currently approved Business Combination is not consummated for any reason, we may seek to enter into a revised or alternative Initial Business Combination (the “Alternative Business Combination”). We may choose not to hold a shareholder vote before we complete an Alternative Business Combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a prospective partner business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete an Alternative Business Combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of such business combination.

Please see Item 1 – “Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any prospective partner businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe any Alternative Business Combination.

If we seek shareholder approval of an Alternative Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such Alternative Business Combination, regardless of how our public shareholders vote.

Our Sponsor and Original Sponsor own, on an as-converted basis, approximately 97.0% of our outstanding ordinary shares as of December 31, 2025. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to any Initial Business Combination. Our Fourth Amended and Restated Memorandum and Articles of Association provide that, if we seek shareholder approval, we will complete our Initial Business Combination or an Alternative Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to the shares owned by our Original Sponsor and shares owned by our Sponsor, we would need none of the public shares sold in the public offering to be voted in favor of an Alternative Business Combination in order to have such Alternative Business Combination approved. If we seek shareholder approval of an Alternative Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of such Alternative Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Alternative Business Combination.

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

We will not know how many shareholders may exercise their redemption rights in connection with a vote for approval of an Alternative Business Combination, and therefore need to structure any such transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an Alternative Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Initial Business Combination agreement, or any Alternative Business Combination agreement, requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an Initial Business Combination by July 30, 2026 may give potential prospective partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination prospective partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential prospective partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an Initial Business Combination by July 30, 2026. Consequently, such prospective partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular prospective partner business, we may be unable to complete our Initial Business Combination with any prospective partner business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our ability to consummate an Initial Business Combination, may be materially adversely affected by global economic and geopolitical events, macroeconomic conditions, including the impact of government actions and regulations, and the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by global economic and geopolitical events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Government actions and regulations, such as tariffs and trade protection measures, may also negatively impact the Company’s ability to consummate an Initial Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected.

Ongoing global conflicts, including the war in Ukraine and the Russian sanctions, the Israel-Hamas war, and the conflict in Iran, continue to create significant geopolitical and economic uncertainty. The Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not be able to consummate an Initial Business Combination by July 30, 2026, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to consummate an Initial Business Combination by July 30, 2026. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, meeting national exchange listing requirements, and the other risks described herein. If we have not consummated an Initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and any withholding tax), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Fourth Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of an Alternative Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of an Alternative Business Combination and we do not conduct redemptions in connection with such business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately-negotiated transactions or in the open market either prior to or following the completion of the Alternative Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with the Alternative Business Combination. Additionally, at any time at or prior to an Alternative Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of the Alternative Business Combination or not redeem their public shares. However, they are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with an Alternative Business Combination or (3) satisfy a closing condition in an agreement with a prospective partner that requires us to have a minimum net worth or a certain amount of cash at the closing of an Alternative Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of an Alternative Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See Item 1—“Business—Effecting Our Initial Business Combination— Shareholders May Not Have the Ability to Approve Any Alternative Business Combination and Approval of Our Current Initial Business Combination Does Not Guarantee its Completion” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our Fourth Amended and Restated Memorandum and Articles of Association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. Since our initial public offering, the proceeds held in the trust account have only been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Fourth Amended and Restated Memorandum and Articles Of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an Initial Business Combination within the combination period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We may pursue business combination opportunities in any sector, except that we will not, under our Fourth Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular prospective partner business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a prospective partner business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination prospective partner. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective partner businesses, it is possible that a prospective partner business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a prospective partner that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a prospective partner that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a prospective partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of an Alternative Business Combination if the prospective partner business does not meet our general criteria and guidelines. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an Initial Business Combination by July 30, 2026, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which the IPO prospectus forms a part, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective partner business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

On February 5, 2021, an affiliate of our Original Sponsor paid $25,000, or approximately $0.003 per unit, to cover for certain offering costs in consideration for 7,187,500 founder units consisting of 7,187,500 founder shares and 2,395,833 founder warrants. Prior to the initial investment in the Company of $25,000 by the affiliate of our Original Sponsor, the Company had no assets, tangible or intangible. The per unit price of the founder units was determined by dividing the amount contributed to the Company by the number of founder units issued. In connection with the expiration of the underwriter’s over-allotment option, our Original Sponsor surrendered 125,000 founder shares. As such, our initial shareholders collectively owned 20% of our issued and outstanding shares as of our initial public offering. The founder shares will be worthless if we do not complete an Initial Business Combination. In addition, our Original Sponsor and anchor investors have purchased an aggregate of 865,000 private placement units, for a purchase price of $8,650,000 in the aggregate. Our Sponsor paid $1 to purchase 3,902,648 Founder Units, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, and became entitled to 70% of the 2,030,860 Founder Units that Original Sponsor placed in escrow at the closing of the Purchase Agreement to the extent such Founder Units are not allocated to investors who hold and do not redeem their Class A Ordinary Shares of Plum at the time of Plum’s Initial Business Combination. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into a first amendment to Purchase Agreement to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units. On August 22, 2024, the Company, the Original Sponsor, and the Sponsor entered into a second amendment to Purchase Agreement which revises the founder-unit forfeiture and transfer mechanics by requiring the acquirer to absorb all forfeitures or investor incentive transfers up to 2,030,860 founder units, allocating excess forfeitures 78% to the acquirer and 22% to the sponsor, while also establishing that 2,030,860 sponsor units will be held in escrow for potential transfer to sponsor anchors, with any remaining escrowed units allocated 70% to the acquirer and 30% to the sponsor at closing. On September 5, 2025, the Company, the Original Sponsor, and the Sponsor entered into a third amendment to Purchase Agreement that provides that any Sponsor Incentive Units (as defined in the Sponsor Support Agreement) that have been retained by the Sponsor after the Closing, up to half of such Sponsor Incentive Units may be transferred prior to the Closing to a third party, with any Sponsor Incentive Units remaining after such transfer subject to allocation between the Sponsor and the Original Sponsor as provided for in the Purchase Agreement.

If we do not consummate an Initial Business Combination by July 30, 2026, the private placement units (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a prospective partner business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as July 30, 2026 nears, which is the deadline for our consummation of an Initial Business Combination, unless our shareholders approve an extension of the time to consummate an Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the public offering, we may choose to incur substantial debt to complete our Initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from the public offering and the sale of the private placement units provided us with $272,612,500 in the trust account that we may use to complete our Initial Business Combination. The balance of the trust account is $494,421 as of December 31, 2025.

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

Our Fourth Amended and Restated Memorandum and Articles of Association will not provide a specified maximum redemption threshold. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of an Alternative Business Combination and do not conduct redemptions in connection with such Alternative Business Combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Fourth Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Fourth Amended and Restated Memorandum and Articles of Association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our Fourth Amended and Restated Memorandum and Articles of Association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Fourth Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination). To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Fourth Amended and Restated Memorandum and Articles of Association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Fourth Amended and Restated Memorandum and Articles of Association to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Fourth Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the public offering and the sale of the private placement units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares; provided that the provisions of our Fourth Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors or to continue our company in a jurisdiction outside the Cayman Islands prior to our Initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially owned, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of the public offering (excluding the private placement shares underlying the private placement units and assuming they do not purchase any units in the public offering), will participate in any vote to amend our Fourth Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. We do not require any additional votes from public shareholders to approve a special resolution. As a result, we may be able to amend the provisions of our Fourth Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Fourth Amended and Restated Memorandum and Articles of Association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Fourth Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination), unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Upon closing of the public offering, our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares. As of December 31, 2025, our Sponsor and Original Sponsor own, on an as-converted basis, approximately 97.0% of our outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Fourth Amended and Restated Memorandum and Articles of Association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately-negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the IPO prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors or to continue our company in a jurisdiction outside the Cayman Islands prior to our Initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our Initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our Sponsor.

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

In connection with the preparation of our audited financial statements for the years ended December 31, 2025, 2024 and 2023, our management identified a material weaknesses in our internal control over financial reporting as of December 31, 2025, 2024 and 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition, our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential prospective partner business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Fourth Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

RISKS RELATING TO OUR SECURITIES

If we have not consummated an Initial Business Combination by July 30, 2026, our public shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we have not consummated an Initial Business Combination by July 30, 2026, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses and subject to any withholding tax), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Fourth Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond July 30, 2026 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our Fourth Amended and Restated Memorandum and Articles of Association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Initial Business Combination and do not amend certain provisions of our Fourth Amended and Restated Memorandum and Articles of Association. Our Fourth Amended and Restated Memorandum and Articles of Association will provide that, if we wind up for any other reason prior to the consummation of our Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We may issue additional Class A ordinary shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our Fourth Amended and Restated Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Fourth Amended and Restated Memorandum and Articles of Association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 199,092,514 and 12,937,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an Initial Business Combination) at the time of our Initial Business Combination or earlier at the option of the holders thereof as described herein and in our Fourth Amended and Restated Memorandum and Articles of Association. Immediately after the public offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in the section entitled “Description of Securities—Warrants—Public Shareholders’ Warrants” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-253221) or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions as set forth herein. However, our Fourth Amended and Restated Memorandum and Articles of Association will provide, among other things, that prior to or in connection with our Initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an Initial Business Combination. These provisions of our Fourth Amended and Restated Memorandum and Articles of Association, like all provisions of our Fourth Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

We account for our warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because our warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each of the warrants as a liability at its fair value which will be estimated using an internal valuation model. The Company utilized a binomial/lattice model for the initial valuation of the Public Warrants. The measurement of the Public Warrants as of December 31, 2025 is classified as Level 2 due to insufficient trading activity. The measurement of the Public Warrants as of December 31, 2024 was classified as Level 1 due to significant trading activity under the ticker PLMWF and PLMJW, respectively. In prior periods, the Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. As of December 31, 2025 and 2024, the Founder Warrants, and Private Placement Warrants are classified as level 3 due to the use of a Black-Scholes Option Pricing model. The impact of changes in the fair value of our warrants on our earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential prospective partners may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an Initial Business Combination with a prospective partner business.

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

We issued warrants to purchase 9,416,666 of our Class A ordinary shares as part of the units offered in our IPO. Simultaneously with the closing of the public offering, we issued private placement units that will have underlying warrants to purchase an aggregate of 288,333 Class A ordinary shares at $11.50 per share. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 150,000 private placement units, at the price of $10.00 per unit. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Provisions in our Fourth Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Fourth Amended and Restated Memorandum and Articles of Association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Initial Business Combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with an Alternative Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with an Alternative Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with an Alternative Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See Item 1—“Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Fourth Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by July 30, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares (including extending the deadline for completing our Initial Business Combination), and (iii) the redemption of our public shares if we have not consummated an Initial Business Combination by July 30, 2026, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an Initial Business Combination or liquidation if we have not consummated an Initial Business Combination by July 30, 2026, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If we seek shareholder approval of an Alternative Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of an Alternative Business Combination and we do not conduct redemptions in connection with such Alternative Business Combination pursuant to the tender offer rules, our Fourth Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against the Alternative Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete an Alternative Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete an Alternative Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

GENERAL RISK FACTORS

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an incorporated exempted company, incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through the public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination. We may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

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

Our corporate affairs will be governed by our Fourth Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Item 3. Legal Proceedings

As of December 31, 2025, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

Holders

As of March 24, 2026, there were 18 holders of record of our units, 2 holders of record of our Class A ordinary shares, 2 holders of record of our Class B ordinary shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Simultaneously with the closing of the IPO, we consummated the Private Placement of 800,000 Private Placement Units at a price of $10.00 per Private Placement Unit with the Original Sponsor and anchor investors, generating gross proceeds of $8.0 million (see Note 4 to our financial statements included in this Report). Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the private placement with the Original Sponsor of 65,000 units, generating total proceeds of $650,000. Of the $291,150,000 in proceeds we received from our initial public offering and the sale of the Private Placement Units, a total of $272,500,000, including $9,887,500 payable to the underwriter for deferred underwriting commissions, was placed in the Trust Account. In connection with the July 2023 Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $140,838,808. After the redemptions, $153,169,659 remained in our Trust Account. In connection with the January 2024 Extraordinary General Meeting, the holders of 12,433,210 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.78 per share, for an aggregate redemption amount of $134,059,215. After the redemptions, $24,629,032 remained in our Trust Account. In connection with the January 2025 Extraordinary General Meeting, the holders of 2,132,366 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.24 per share, for an aggregate redemption amount of $23,975,464. After the redemptions, $1,707,149 remained in our Trust Account. In connection with the July 2025 Extraordinary General Meeting, the holders of 109,347 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.45 per share, for an aggregate redemption amount of $1,252,434. After the redemptions, $486,624 remained in our Trust Account. As a result of the Extension Proposal being approved by our shareholders at the January 2024 Extraordinary General Meeting, the Sponsor, or its designee is no longer required to make monthly payments to us equal to the lesser of (a) an aggregate of $225,000 or (b) $0.03 per public share that remains outstanding. On August 2, 2023, September 7, 2023, October 10, 2023, November 10, 2023, January 10, 2024, and January 25, 2024, $225,000, or $1,350,000 in the aggregate, was deposited into the Company’s Trust Account. As approved at the July 2025 Extraordinary General Meeting, the date by which the Company has to consummate a business combination was extended to July 30, 2026.

In connection with the December 2025 Extraordinary General Meeting, the holders of 24,136 shares elected to redeem at approximately $11.61 per share, for an aggregate redemption amount of $280,219. The redemption is contingent upon the consummation of the Business Combination and will occur as promptly as practicable following the closing thereof; if the Business Combination is not consummated, the redeemed shares will be returned to the respective holders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

If we are unable to complete an Initial Business Combination within the Second Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an Initial Business Combination within the Second Combination Period.

As of December 31, 2025 and 2024, we held cash of $49,870 and $27,418, respectively, current liabilities of $6,025,804 and $3,151,832, respectively. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Extraordinary General Meetings

On July 27, 2023, the Company held an Extraordinary General Meeting (the “July 2023 Extraordinary General Meeting”) whereby the shareholders approved an amendment to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). The Amended and Restated Memorandum and Articles of Association extended the date by which the Company has to consummate a business combination from July 30, 2023 to July 30, 2024, or such earlier date as shall be determined by the Company’s board of directors. In connection with the July 2023 Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account.

On January 29, 2024, the Company held an Extraordinary General Meeting (the “January 2024 Extraordinary General Meeting”) whereby shareholders of the Company approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association in order to (i) extend the date by which the Company must consummate its Initial Business Combination, cease its operations and redeem all of its Class A ordinary shares (the “Extension Proposal”) to January 30, 2025, or such earlier date as shall be determined by the Company’s board of directors and (ii) changed the name of the Company from Alpha Partners Technology Merger Corp. to Plum Acquisition Corp. III.

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

On July 15, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Third Amended and Restated Memorandum and Articles of Association (as amended, the “Fourth Amended and Restated Memorandum and Articles of Association”) on July 16, 2025, which extended the date by which the Company has to consummate a business combination to July 30, 2026, or such earlier date as shall be determined by the Company’s board of directors. The holders of 109,347 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.45 per share, for an aggregate redemption amount of $1,252,434.

On December 22, 2025, the Company shareholders approved (i) as a special resolution, the proposed Domestication; (ii) the Business Combination Agreement; (iii) four separate resolutions regarding the governance provisions contained in the PubCo closing articles; (iv) the issuance of PubCo Common Shares in connection with the Business Combination, and the issuance of an aggregate of up to $100,000,000 of PubCo Common Shares from time to time to Yorkville; and (v) the issuance of PubCo Common Shares pursuant to the PubCo Omnibus Equity Incentive Plan.

In connection with the December 2025 Extraordinary General Meeting, the holders of 24,136 shares elected to redeem at approximately $11.61 per share, for an aggregate redemption amount of $280,219. The redemption is contingent upon the consummation of the Business Combination and will occur as promptly as practicable following the closing thereof; if the Business Combination is not consummated, the redeemed shares will be returned to the respective holders.

Purchase Agreement

On December 27, 2023, the Company, the Original Sponsor and the Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023 (the “Closing”), the Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, which Founder Units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of 2,030,860 Founder Units that the Original Sponsor placed in escrow at the Closing to the extent such Founder Units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s Initial Business Combination, for an aggregate purchase price of $1. On January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into Amendment No. 1 to the Purchase Agreement to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units.

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

On August 22, 2024, the Company, the Original Sponsor, and the Sponsor entered into a second amendment to Purchase Agreement (“Amendment No. 2 to the Purchase Agreement”) which revises the founder-unit forfeiture and transfer mechanics by requiring the acquirer to absorb all forfeitures or investor incentive transfers up to 2,030,860 founder units, allocating excess forfeitures 78% to the acquirer and 22% to the sponsor, while also establishing that 2,030,860 sponsor units will be held in escrow for potential transfer to sponsor anchors, with any remaining escrowed units allocated 70% to the acquirer and 30% to the sponsor at closing.

On September 5, 2025, the Company, the Original Sponsor, and the Sponsor entered into Amendment No. 3 to the Purchase Agreement that provides that any Sponsor Incentive Units (as defined in the Sponsor Support Agreement) that have been retained by the Sponsor after the Closing, up to half of such Sponsor Incentive Units may be transferred prior to the Closing to a third party, with any Sponsor Incentive Units remaining after such transfer subject to allocation between the Sponsor and the Original Sponsor as provided for in the Purchase Agreement.

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

On January 28, 2025, the Company and Tactical entered into Amendment No. 2 (the “Amendment No. 2”) to the Original Business Combination Agreement, by and between the Company and Tactical that provides that certain recently issued convertible debentures of Tactical (and future issuances of convertible debentures by Tactical, if any, to the extent permitted under the Business Combination Agreement) shall be subject to the same terms under the Business Combination Agreement, and shall be subject to the same treatment upon closing of the Business Combination, as certain existing convertible debentures issued by Tactical and already subject to the terms of the Business Combination Agreement.

On July 30, 2025, the Company and Tactical entered into Amendment No. 3 (the “Amendment No. 3”) to the Original Business Combination Agreement. Amendment No. 3 provides for (a) an acknowledgement that Tactical may effect a reverse stock split prior to the closing at a ratio not to exceed 25 to 1; (b) an extension of the Agreement End Date (as defined in the Business Combination Agreement) to July 30, 2026; and (c) a lock-up of certain PubCo shares to be issued in the Business Combination. Specifically, Amendment No. 3 provides that 80% to 85% of the PubCo shares to be issued to stockholders of Tactical (the “Arrangement Consideration Shares”) shall be subject restrictions on transfer for a period of six months following the closing of the Business Combination. In connection with Amendment No. 3, certain employees and affiliates of Tactical have entered into a Key Company Securityholder Lock-up Agreement whereby each of them has agreed that 100% of the Arrangement Consideration Shares issued to them shall be subject restrictions on transfer for a period of six months following the closing.

On September 5, 2025, the Company, Tactical, Pubco, the Sponsor, and the Original Sponsor and certain shareholders of the Company entered into the Sponsor Support Agreement Amendment. The Sponsor Support Agreement Amendment provides that, immediately prior to the Closing of the Business Combination, to the extent that any Sponsor Incentive Units (as defined in the Sponsor Support Agreement) have not been transferred by the Sponsor to PIPE Investors, Company shareholders or other third parties as provided for in the Sponsor Support Agreement, such remaining Sponsor Incentive Units will be retained by the Sponsor subject to vesting based on the achievement of certain trading prices of the Pubco Common Shares after the Closing, as described in more detail in the Sponsor Support Agreement Amendment. In the event that such trading prices have not been achieved on or before the tenth anniversary of the Closing, such Sponsor Incentive Units shall be surrendered to Pubco for cancellation for no consideration and shall cease to represent any interest in Pubco, effective as of such date.

On December 22, 2025, the Company shareholders approved (i) as a special resolution, the proposed Domestication; (ii) the Business Combination Agreement; (iii) four separate resolutions regarding the governance provisions contained in the PubCo closing articles; (iv) the issuance of PubCo Common Shares in connection with the Business Combination, and the issuance of an aggregate of up to $100,000,000 of PubCo Common Shares from time to time to Yorkville; and (v) the issuance of PubCo Common Shares pursuant to the PubCo Omnibus Equity Incentive Plan. The holders of 24,136 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $280,219. The redemption is contingent upon the consummation of the Business Combination and will occur as promptly as practicable following the closing thereof; if the Business Combination is not consummated, the redeemed shares will be returned to the respective holders.

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

On March 18, 2025, April 28, 2025, June 4, 2025, September 29, 2025 and December 15, 2025, the Sponsor loaned $250,000, $100,000, $270,000, 100,000 and $100,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of December 31, 2025 and 2024 was $2,024,867 and $1,204,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draws of $1,556,000.

On January 23, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance. On March 30, 2026, the Second Sponsor Promissory Note was further amended to extend the maturity date to July 31, 2026. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment.

The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of December 31, 2025 was $2,024,867 and $100,000, respectively. The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of December 31, 2024 was $1,204,867 and $0, respectively.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the years ended December 31, 2025 and 2024 were organizational activities, identifying a target company for a business combination, entering into a definitive business combination agreement, and taking steps to complete an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For a discussion of 2024, please refer to the Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025.

For the year ended December 31, 2025, we recorded net loss of $7,199,761, which resulted from operating and formation costs of $2,876,506, loss on the changes in fair value of $4,415,289, partially offset by interest and dividend income on cash held in the Trust Account of $92,034.

For the year ended December 31, 2024, we recorded net loss of $2,561,229, which resulted from operating and formation costs of $3,023,383 and a loss on the changes in fair value of warrant liability of $1,447,101, partially offset by interest and dividend income on cash held in the Trust Account of $1,909,255.

Liquidity, Going Concern and Capital Resources

For the year ended December 31, 2025, net cash used in operating activities was $893,328. This outflow was primarily due to operating and formation costs, partially offset by favorable net changes in operating assets and liabilities of $1,983,178.

For the year ended December 31, 2024, net cash used in operating activities was $929,169. This outflow was primarily due to operating and formation costs, partially offset by changes in working capital of $1,935,339.

For the year ended December 31, 2025, net cash provided by investing activities was $25,223,678, which was primarily due to cash withdrawn from the Trust Account to pay redeeming shareholders of $25,227,898 and due from Tactical of $23,280, partially offset by due from PubCo of $27,500.

For the year ended December 31, 2024, net cash provided by investing activities was $133,585,935, which was primarily due to cash withdrawn from the Trust Account to pay redeeming shareholders of $134,059,215, partially offset by cash deposited into the Trust Account of $450,000 and due from Tactical of $23,280.

For the year ended December 31, 2025, net cash used in financing activities was $24,307,898, which was primarily due to payments of cash to redeeming shareholders of $25,227,898, partially offset by proceeds from Sponsor Promissory Notes (as defined in Note 5) related party of $920,000.

For the year ended December 31, 2024, net cash used in financing activities was $132,629,348, which was due to payments of cash to redeeming shareholders of $134,059,215, partially offset by proceeds for extension payments from the Old Sponsor of $225,000 and proceeds from Sponsor Promissory Notes related party of $1,204,867.

As of December 31, 2025 and 2024, we had cash of $49,870 and $27,418, respectively, held outside the Trust Account. We will use these funds to primarily take steps to complete an Initial Business Combination.

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

As of December 31, 2025, we had $49,870 in cash held outside of the Trust Account and a working capital deficit of $5,940,934, which may not be sufficient for us to operate for at least the next 12 months from the issuance of these financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans. There is no assurance that our attempts to find a partner for an Initial Business Combination will be successful or successful within the Second Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying financial statements).

The Company will have until July 30, 2026 to complete an Initial Business Combination. If an Initial Business Combination is not consummated by July 30, 2026 there will be a mandatory liquidation and subsequent dissolution of the Company unless our date to consummate an Initial Business Combination is further extended.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the July 30, 2026 Second Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date that these financial statements are filed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025 or 2024.

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

As of December 31, 2025, the Sponsor had entered into a series of agreements with various subscribers (the “Subscribers”) which resulted in the raising of $1,375,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the Company, upon election by the Sponsor, the Shares will be transferred to the Subscribers. There will be no accounting impact to the Company as a result of the sale of Sponsor’s Class B Ordinary Shares to Subscribers.

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

On March 18, 2025, April 28, 2025, June 4, 2025, September 29, 2025 and December 15, 2025, the Sponsor loaned $250,000, $100,000, $270,000, $100,000 and $100,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of December 31, 2025 and 2024 was $2,024,867 and $1,204,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draws of $1,556,000.

On January 23, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance or October 20, 2025. On March 30, 2026, the Second Promissory Note was further amended to extend the maturity date to July 31, 2026. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of December 31, 2025, the total outstanding balance of the Sponsor Promissory Note and Second Sponsor Promissory Note is $2,124,867.

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of December 31, 2025, no additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated. The compensation that has been recorded for year ended December 31, 2024, will remain within the Company’s Statements of Operations for those periods.

Standby Equity Purchase Agreement

On November 7, 2025, Pubco, Tactical and Yorkville entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the SEPA, Yorkville will open a standby equity line for Pubco in the aggregate principal amount of up to $100,000,000. Additionally, Yorkville will advance $7,500,000 to Pubco in the form of a pre-paid advance evidenced by a convertible promissory note on the closing of the Business Combination, and another $2,500,000 to Pubco in the form of a second pre-paid advance with an equivalent note that is not convertible on the date the initial registration statement on form F-1, filed pursuant to the Registration Rights Agreement in connection with the SEPA, becomes effective. $30,000,000 may be available to Pubco in the form of a third pre-paid advance with an equivalent convertible note at such time as agreed to by the Yorkville and Pubco (collectively, the “Yorkville Financing”). Each of the pre-paid advances is subject to an original issue discount, and further advances under the standby equity line are subject to conditions specified in the SEPA. The SEPA expires on the earlier of 36 months or use of all $100,000,000. The Company evaluated the advances under applicable accounting guidance and concluded that the instruments represent freestanding equity-linked financial instruments that are not eligible for equity classification due to contractual delivery limitations that may restrict the number of shares deliverable to the investor. Accordingly, the advances will be accounted for as derivative liabilities, measured at fair value with changes in fair value recognized in earnings. No advances were outstanding as of December 31, 2025.

In addition, on November 7, 2025, the Sponsor entered into an Expenses Payment Agreement with the investor pursuant to which the Sponsor agreed to transfer 1,000,000 Class B ordinary shares to the investor to facilitate the payment of up to $7.0 million of certain expenses related to the SEPA and the business combination. The Company determined that this arrangement represents the settlement of its obligations by a principal stockholder and, in accordance with applicable guidance, records the related expenses with a corresponding credit to additional paid-in capital. As of December 31, 2025, no expenses related to the SEPA had been incurred.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates loss shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,165 shares, or the effects of the 1,349,911 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5 of the accompanying financial statements) in the calculation of diluted loss per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4 of the accompanying financial statements) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity. In connection with the July 2023 Extraordinary General Meeting, the holders of 13,532,591 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $140,838,808. After those redemptions, approximately $153,169,659 remained in the Company’s trust account. On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payments for these redemptions took place on February 27, 2024, after which $24,629,032 remained in the Company’s Trust Account. On January 16, 2025, the holders of 2,132,366 Class A ordinary shares elected to redeem at approximately $11.24 per share, for an aggregate redemption amount of $23,975,464. After redemptions, $1,707,149 remained in the Trust Account, and there are 151,833 Class A ordinary shares subject to possible redemption remaining outstanding. On July 15, 2025, 109,347 Class A ordinary shares were tendered for redemption by shareholders for a total value of $1,252,434. The payment of these shares took place on July 21, 2025, after which 42,486 Class A ordinary shares subject to possible redemption remained outstanding. On December 22, 2025, the holders of 24,136 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $280,219. The redemption is contingent upon the consummation of the Business Combination and will occur as promptly as practicable following the closing thereof; if the Business Combination is not consummated, the redeemed shares will be returned to the respective holders.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Working Capital Loan and Sponsor Promissory Notes

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. As of December 31, 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. We account for the Sponsor Promissory Note and Second Sponsor Promissory Note (as defined in Note 5) within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note and Second Sponsor Promissory Note is de minimis. The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of December 31, 2025 was $2,024,867 and $100,000, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). As of December 31, 2025 and 2024, despite lower trading volume on the Class A ordinary share and Public Warrants, the fair value of the Public Warrants was based on its traded price as of December 31, 2025 and 2024. This approach was deemed appropriate as the implied probability of a successful business combination remained within the range observed in comparable publicly traded companies. The valuation of the Private Warrants slightly differed, as it was derived using the Black-Scholes option pricing model.

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

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements or related disclosures.

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

As a result, we performed additional analysis as deemed necessary to ensure that the financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of December 31, 2025, due to the existence of the material weakness noted above.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting were not effective as of December 31, 2025.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Kanishka Roy	50	President, Chief Executive Officer, and Chairman
Steven Handwerker	38	Chief Financial Officer
Hume Kyle	65	Director
Alan Black	65	Director
David Sable	72	Director

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

Steven Handwerker has served as our Chief Financial Officer since March 20, 2024. From January 2025, Mr. Handwerker has served as the Chief Financial Officer and Director of Plum Acquisition Corp. IV. From December 2023, Mr. Handwerker has served as a financial consultant to Events.com, a software company building a comprehensive event management platform. Mr. Handwerker was the Chief Financial Officer of FinServ Acquisition Corp. II from 2021 until the end of 2023. From 2019 to 2021, Mr. Handwerker served as a consultant for FinServ Acquisition Corp., and was involved in all aspects of its business and operations. Mr. Handwerker has more than 15 years of experience investing in and covering the financial services and FinTech industries. From 2013 to 2017, he was an Analyst at Citadel’s equity long/short hedge fund platform, covering companies within the financial services and FinTech sectors. Prior to Citadel, Mr. Handwerker was an Investment Banking Analyst in Barclays’ Financial Institutions Group from 2010 to 2013. He received his BBA from Emory University.

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

Alan Black has served as a director since January 2, 2024. Mr. Black founded Surfspray Capital, LLC in 2017 through which he has advised over a dozen companies including Looker Data Sciences where he served on the Board and was Chair of the Audit Committee (acquired by Google in 2019); Bill.com Holdings (2019 IPO), and HashiCorp (2021 IPO). He brings more than 30 years of experience as an executive leading public and private software enterprises, including IPO experience as CFO at Zendesk (2014) and Openwave Systems (1999). In between those companies, Mr. Black was President and CEO of Intelliden (acquired by IBM in 2010). Mr. Black currently sits on the boards of Guild Education, Inc., Lambda.ai, Matillion Limited, Nextiva, Inc., and Veea Inc. Mr. Black currently is a board observer on the boards of Netify, Inc. and WavefrontAI, Inc. Mr. Black also founded Surfspray Properties LLC and Malama Energy LLC and is a Strategic Advisor to Matermost, Inc., Electric, Inc., and Pacvue, Inc. He holds a Bachelor of Commerce and a Graduate Diploma in Public Accountancy degrees from McGill University in Montreal, Canada. Mr. Black has retired from active membership in the Institute of Chartered Accountants of Ontario (Canada) and the Society of Certified Public Accountants (California), of which he was a licensed member of professional organizations for over two decades.

David Sable has served as a director since January 2, 2024. Mr. Sable is Vice-Chairman of Stagwell Global , a digital first global marketing network. He currently serves as a member of the board of directors of Ethan Allen Interiors Inc. (NYSE: ETD) since November 2021 and of American Eagle Outfitters Inc. (NYSE: AEO) since October 2016. He served as a Senior Advisor to WPP plc. (NYSE: WPP) from January 2019 until March 2021. Previously he was Chairman of VMLY&R, a member of WPP plc., in 2019. Prior to this role, he had served as the Global Chief Executive Officer of Young and Rubicam LLC, until its subsequent merger with VMLY&R. Mr. Sable also served at Wunderman, Inc., a leading customer relationship manager and digital unit of WPP plc as Vice Chairman and Chief Operating Officer, from August 2000 to February 2011. Mr. Sable was previously a Founding Partner and Executive Vice President and Chief Marketing Officer of Genesis Direct, Inc. from June 1996 to September 2000. Mr. Sable also serves as a Strategic Advisor to ShopIN.nyc and Anzu.io. He is a past Chair of the Ad Council’s board of directors, is an executive board member of the United Negro College Fund, and sits on the International Board of the Special Olympics. Mr. Sable attended New York University and Hunter College.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Fourth Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Fourth Amended and Restated Memorandum and Articles of Association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

We have 3 “independent directors” as defined under applicable SEC rules. Our board of directors has determined that Alan Black, David Sable, and Hume Kyle are “independent directors” under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our Initial Business Combination and our liquidation, we agreed to reimburse our Sponsor for office space, secretarial, research and administrative services provided to us, and other obligations of our Sponsor, in the amount of up to $55,000 per month. Any outstanding administrative support fees owed as of December 27, 2023 were forgiven and the agreement was then cancelled. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying prospective partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Initial Business Combination.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Fourth Amended and Restated Memorandum and Articles of Association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the prospective partner business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our Fourth Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination.

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

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Initial Business Combination. Further, commencing on the date our securities are first listed on Nasdaq, we agreed to reimburse our Sponsor for office space, secretarial, research and administrative services provided to us, and other obligations of our Sponsor, in the amount of up to $55,000 per month. Any outstanding administrative support fees owed as of December 27, 2023 were forgiven and the agreement was then cancelled.

We cannot assure you that any conflicts will be resolved in our favor.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Fourth Amended and Restated Memorandum and Articles of Association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Fourth Amended and Restated Memorandum and Articles of Association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We have also entered into indemnity agreements with them.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our Initial Business Combination and our liquidation, we agreed to reimburse our Original Sponsor for office space, secretarial, research and administrative services provided to us, and other obligations of our Original Sponsor, in the amount of up to $55,000 per month. Any outstanding administrative support fees owed as of December 27, 2023 were forgiven and the agreement was then cancelled. In addition, our Original Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying prospective partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Original Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Original Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Initial Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 24, 2026, by:

●	each person known by us to be a beneficial owner of more than 5% of our issued and ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The following table is based on ordinary shares outstanding at March 24, 2026, of which 907,486 were Class A ordinary shares and 7,062,500 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Five Percent Holders
Mercury Capital, LLC(1)	—	—	5,933,508	84.0%	84.0%
Alpha Partners Technology Merger Sponsor LLC(2)	665,000	73.3%	1,128,992	16.0%	16.0%
Directors and executive Officers of Plum
Kanishka Roy(3)	—	—	5,933,508	84.0%	84.0%
Steven Handwerker	—	—
Hume Kyle	—	—
Alan Black	—	—
David Sable	—	—
All officers and directors as a group (5 individuals)	—	—	5,933,508	84.0%	84.0%

*	Less than one percent.

(1)	Based on a Schedule 13D/A filed by Mercury Capital, LLC on April 18, 2025. On December 27, 2023, Plum, Alpha Partners Technology Merger Sponsor, LLC, and Mercury Capital, LLC entered into a purchase agreement (“Purchase Agreement”), pursuant to which Mercury Capital, LLC the Sponsor (i) purchased 3,902,648 Founder Units, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, and (ii) became entitled to 70% of the 2,030,860 Founder Units that Original Sponsor placed in escrow at the closing of the Purchase Agreement to the extent such Founder Units are not allocated to investors who hold and do not redeem their Class A Ordinary Shares of Plum at the time of Plum’s initial business combination. All the Founder Units in escrow are accounted for under Mercury Capital, LLC’s interests. The business address of Mercury Capital, LLC is 2021 Fillmore St. #2089, San Francisco, California 94115.

(2)	Alpha Partners Technology Merger Sponsor, LLC paid an aggregate of $25,000 for 7,187,500 Founder Units, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, 125,000 of which were forfeited due to only a partial exercise of the over-allotment option. Additionally, Alpha Partners Technology Merger Sponsor, LLC purchased 665,000 private placement units at an aggregate price of $6,650,000. On December 27, 2023, Alpha Partners Technology Merger Sponsor, LLC entered into a purchase agreement (“Purchase Agreement”), pursuant to which they sold 3,902,648 Founder Units to Mercury Capital, LLC, and put 2,030,860 Founder Units into escrow, of which they are entitled to 30% of the Founder Units in Escrow if they are not allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s initial Business Combination. All the Founder Units in escrow are accounted for under Mercury Capital, LLC’s interests. Plum Partners, LLC is the record holder of the share reported herein. The business address of Alpha Partners is 2021 Fillmore St. #2089, San Francisco, California 94115.

(3)	Kanishka Roy serves as manager for Mercury Capital, LLC and may be deemed to beneficially own shares held by Mercury Capital, LLC by virtue of his control over Mercury Capital, LLC. Mr. Roy disclaims beneficial ownership of such shares other than to the extent of his pecuniary interest in such shares.

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

Equity Compensation Plans

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Founder Shares

On February 5, 2021, an affiliate of our Original Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of us in exchange for the issuance of 7,187,500 Founder Units, which were subsequently transferred to our Sponsor. Each Founder Unit consists of one Class B ordinary share and one-third of one warrant (the “Founder Warrants”) that has the same terms as the Private Placement Warrants (2,395,833 Founder Warrants in the aggregate). The Class B ordinary shares included in the Founder Units included an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that our Original Sponsor will own, on an as-converted basis, 20% of our issued and outstanding shares upon completion of the Initial Public Offering. The Founder Warrants included an aggregate of up to 312,500 Founder Warrants subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. On August 5, 2021 the underwriters partially exercised the over-allotment option to purchase an additional 3,250,000 Units, leaving 125,000 Class B ordinary shares and 41,667 Founder Warrants subject to forfeiture. On September 11, 2021, the remaining option expired. As a result, 125,000 Class B ordinary shares and 41,667 Founder Warrants were forfeited.

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

On December 27, 2023, the Company, the Original Sponsor, and Sponsor entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023, Sponsor (i) purchased 3,902,648 founder units of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B ordinary share, which founder units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of the 2,030,860 founder units that Original Sponsor placed in escrow at the Closing to the extent such founder units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s Initial Business Combination, for an aggregate purchase price of $1. Original Sponsor agreed to pay, or cause its affiliates to pay, certain liabilities of the Company accrued and outstanding as of the Closing. Following the closing, Original Sponsor has no further obligations with respect to the Company, and Sponsor has assumed all obligations relating to the Company. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and Sponsor entered into a first amendment to Purchase Agreement to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units. On August 22, 2024, the Company, the Original Sponsor, and the Sponsor entered into a second amendment to Purchase Agreement which revises the founder-unit forfeiture and transfer mechanics by requiring the acquirer to absorb all forfeitures or investor incentive transfers up to 2,030,860 founder units, allocating excess forfeitures 78% to the acquirer and 22% to the sponsor, while also establishing that 2,030,860 sponsor units will be held in escrow for potential transfer to sponsor anchors, with any remaining escrowed units allocated 70% to the acquirer and 30% to the sponsor at closing. On September 5, 2025, the Company, the Original Sponsor, and the Sponsor entered into a third amendment to Purchase Agreement that provides that any Sponsor Incentive Units (as defined in the Sponsor Support Agreement) that have been retained by the Sponsor after the Closing, up to half of such Sponsor Incentive Units may be transferred prior to the Closing to a third party, with any Sponsor Incentive Units remaining after such transfer subject to allocation between the Sponsor and the Original Sponsor as provided for in the Purchase Agreement.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, our Original Sponsor and certain anchor investors purchased an aggregate of 800,000 Units at a price of $10.00 per private placement unit ($8,000,000 in the aggregate). Each Private Placement Unit is exercisable to purchase one Class A ordinary share (the “Private Placement Shares”) and one-third of one redeemable warrant (the “Private Placement Warrants”) at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete a Business Combination within the Second Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 65,000 over-allotment Private Placement Units at a purchase price of $10.00 per unit in a private placement to our Original Sponsor, generating gross proceeds of $650,000.

Subscription Agreement and Promissory Note – Related Party

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

On March 18, 2025, April 28, 2025, June 4, 2025, September 29, 2025 and December 15, 2025, the Sponsor loaned $250,000, $100,000, $270,000, $100,000 and $100,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of December 31, 2025 and 2024 was $2,024,867 and $1,204,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draws of $1,556,000.

On January 23, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of an Initial Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance. On March 30, 2026, the Second Sponsor Promissory Note was further amended to extend the maturity date to July 31, 2026. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of December 31, 2025, the total outstanding balance of the Sponsor Promissory Note and Second Sponsor Promissory Note is $2,124,867.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an Initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2025 and 2024, the Company incurred no expenses under this agreement. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. As of December 31, 2025 and 2024, the Company had no outstanding balance for accrued expenses - related party.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would be obligated to repay the Working Capital Loans. In the event that a Business Combination does not close, we may use any available funds held outside the Trust Account to repay the Working Capital Loans, but no amounts held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.

Accounts Payable – Related Party

As of December 31, 2025 and 2024, $0 and $18,824, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search for an initial Business Combination target.

Standby Equity Purchase Agreement

On November 7, 2025, Pubco, Tactical and Yorkville entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the SEPA, Yorkville will open a standby equity line for Pubco in the aggregate principal amount of up to $100,000,000. Additionally, Yorkville will advance $7,500,000 to Pubco in the form of a pre-paid advance evidenced by a convertible promissory note on the closing of the Business Combination, and another $2,500,000 to Pubco in the form of a second pre-paid advance with an equivalent note that is not convertible on the date the initial registration statement on form F-1, filed pursuant to the Registration Rights Agreement in connection with the SEPA, becomes effective. $30,000,000 may be available to Pubco in the form of a third pre-paid advance with an equivalent convertible note at such time as agreed to by the Yorkville and Pubco (collectively, the “Yorkville Financing”). Each of the pre-paid advances is subject to an original issue discount, and further advances under the standby equity line are subject to conditions specified in the SEPA. The SEPA expires on the earlier of 36 months or use of all $100,000,000. The Company evaluated the advances under applicable accounting guidance and concluded that the instruments represent freestanding equity-linked financial instruments that are not eligible for equity classification due to contractual delivery limitations that may restrict the number of shares deliverable to the investor. Accordingly, the advances will be accounted for as derivative liabilities, measured at fair value with changes in fair value recognized in earnings. No advances were outstanding as of December 31, 2025.

In addition, on November 7, 2025, the Sponsor entered into an Expenses Payment Agreement with the investor pursuant to which the Sponsor agreed to transfer 1,000,000 Class B ordinary shares to the investor to facilitate the payment of up to $7.0 million of certain expenses related to the SEPA and the business combination. The Company determined that this arrangement represents the settlement of its obligations by a principal stockholder and, in accordance with applicable guidance, records the related expenses with a corresponding credit to additional paid-in capital. As of December 31, 2025, no expenses related to the SEPA had been incurred.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $307,058 and $254,155 for the services Marcum performed in connection with the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and 2024, our independent registered public accounting firm did not render audit-related services.

Tax Fees. During the year ended December 31, 2025 and 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached exhibits index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1	Business Combination Agreement, dated August 22, 2024, by and among Plum Acquisition Corp. III, Plum III Amalco Corp., Plum III Merger Corp., and Tactical Resources Corp. (as incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K, filed with the SEC on August 23, 2025).
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 10, 2024 by and between Plum Acquisition Corp. III and Tactical Resources Corp. (as incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K, filed with the SEC on December 11, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated January 28, 2025, by and between Plum Acquisition Corp. III and Tactical Resources Corp. (as incorporated by reference to Exhibit 2.3 in the Annual Report on Form 10-K filed with the SEC on March 28, 2025).
2.4	Amendment No. 3 to the Business Combination Agreement, dated July 30, 2025, by and between Plum Acquisition Corp. III and Tactical Resources Corp. (as incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K, filed with the SEC on August 1, 2025).
3.1	Amendment to Amended and Restated Memorandum and Articles of Association (as incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K, filed with the SEC on February 7, 2024).
3.2	Fourth Amended and Restated Memorandum and Articles of Association (as incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K, filed with the SEC on July 18, 2025).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (333-253221), filed with the SEC on March 12, 2021.
4.2	Specimen Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File 333-253221), filed with the SEC on March 12, 2021.
4.3	Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File 333-253221), filed with the SEC on March 12, 2021).
4.4	Warrant Agreement, dated July 27, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40677), filed with the SEC on July 30, 2021).
4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40677), filed with the SEC on March 31, 2022).
10.1	Purchase Agreement, dated December 27, 2023, by and among Alpha Partners Technology Merger Corp., Alpha Partners Technology Merger Sponsor LLC and Mercury Capital, LLC (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed with the SEC on January 5, 2024).
10.2	Subscription Agreement, dated January 3, 2024, by and among Palmeira Investment Limited, Alpha Partners Technology Merger Corp. and Mercury Capital, LLC (as incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K, filed with the SEC on January 5, 2024).

10.3	Form of Non-Redemption Agreement (as incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed with the SEC on January 16, 2024).
10.4	Company Securityholder Support Agreement, dated August 22, 2024 by and among Plum III Merger Corp., Plum Acquisition Corp. III, Tactical Resources Corp. and certain securityholders of Tactical Resources Corp. (as incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed with the SEC on August 23, 2024).
10.5	Sponsor Support Agreement, dated August 22, 2024, by and among Plum III Merger Corp., Plum Acquisition Corp. III, Tactical Resources Corp., Mercury Capital, LLC, Alpha Partners Technology Merger Sponsor LLC, and certain other shareholders of Plum Acquisition Corp. III (as incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K, filed with the SEC on August 23, 2024).
10.6	Sponsor Parties Lock-Up Agreement, dated August 22, 2024, by and among Plum III Merger Corp., Plum Acquisition Corp. III, Mercury Capital, LLC, Alpha Partners Technology Merger Sponsor LLC, and Kanishka Roy (as incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K, filed with the SEC on August 23, 2024).
10.7	Form of Key Company Securityholder Lock-Up Agreement (as incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed with the SEC on August 1, 2025).
10.8	Amendment to the Sponsor Support Agreement, dated September 5, 2025, by and among Plum Acquisition Corp. III, Tactical Resources Corp., Plum III Merger Corp., Mercury Capital, LLC, Alpha Partners Technology Merger Sponsor LLC and certain shareholders of Plum (as incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed with the SEC on September 9, 2025).
10.9	Amendment to the Purchase Agreement, dated September 5, 2025, by and among Mercury Capital, LLC, Plum and Alpha Partners Technology Merger Sponsor LLC (as incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K, filed with the SEC on September 9, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recovery Policy of Plum Acquisition Corp. III (as incorporated by reference to Exhibit 97.1 in the Annual Report on Form 10-K filed with the SEC on July 1, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2026	PLUM ACQUISITION CORP. III

/s/ Kanishka Roy
	Name:	Kanishka Roy
	Title:	President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kanishka Roy	President, Chief Executive Officer and Chairman	April 1, 2026
Kanishka Roy

/s/ Steven Handwerker	Chief Financial Officer	April 1, 2026
Steven Handwerker

/s/ Hume Kyle Hume Kyle	Director	April 1, 2026

/s/ Alan Black Alan Black	Director	April 1, 2026

/s/ David Sable David Sable	Director	April 1, 2026

PLUM ACQUISITION CORP. III

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Plum Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Plum Acquisition Corp. III. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses on or before July 30, 2026 or such earlier date as shall be determined by the Company’s board of directors. The Company entered into a business combination agreement with a business combination target on August 22, 2024; however, there is no assurance that the Company will satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to July 30, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after July 30, 2026, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Houston, Texas

April 1, 2026

PLUM ACQUISITION CORP. III

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$49,870	$27,418
Prepaid expenses	7,500	36,706
Due from Tactical	—	23,280
Due from Merger Co	27,500	—
Total current assets	84,870	87,404
Cash held in Trust Account	494,421	25,630,285
Total Assets	$579,291	$25,717,689

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,120,273	$446,328
Accounts payable - related party	—	18,824
Accrued expenses and other current liabilities	2,780,664	1,481,813
Promissory note - related party	2,124,867	1,204,867
Total current liabilities	6,025,804	3,151,832
Warrant liabilities	6,585,940	2,170,651
Total Liabilities	12,611,744	5,322,483

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 42,486 and 2,284,199 shares at redemption value of approximately $11.64 and $11.22 per share at December 31, 2025 and 2024, respectively	494,421	25,630,285

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at December 31, 2025 and 2024; excluding 42,486 and 2,284,199 shares subject to possible redemption as of December 31, 2025 and 2024, respectively	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding	706	706
Accumulated deficit	(12,527,667)	(5,235,872)
Total Shareholders’ Deficit	(12,526,874)	(5,235,079)
Total Liabilities and Shareholders’ Deficit	$579,291	$25,717,689

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating and formation costs	$2,876,506	$3,023,383
Loss from operations	(2,876,506)	(3,023,383)

Other income (expense):
Interest and dividend income on cash held in Trust Account	92,034	1,909,255
Loss on change in fair value of warrant liabilities	(4,415,289)	(1,447,101)
Net loss	$(7,199,761)	$(2,561,229)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	231,228	4,186,548
Basic and diluted net loss per share, Class A ordinary shares	$(0.88)	$(0.21)

Basic and diluted weighted average shares outstanding, Non-redeemable Class A ordinary shares and Class B ordinary shares	7,927,500	7,927,500
Basic and diluted net loss per share, Non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.88)	$(0.21)

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. III

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	865,000	87	7,062,500	706	—	(699,263)	(698,470)
Remeasurement of Class A ordinary shares to redemption amount as of December 31, 2024	—	—	—	—	(271,375)	(1,862,880)	(2,134,255)
Deemed contribution for extension deposit from the Sponsor	—	—	—	—	112,500	—	112,500
Share based compensation	—	—	—	—	158,875	—	158,875
Reversal of deemed contribution for extension deposit from the Sponsor	—	—	—	—	—	(112,500)	(112,500)
Net loss	—	—	—	—	—	(2,561,229)	(2,561,229)
Contribution from the Sponsor of shares to be issued under non-redemption agreements	—	—	—	—	367,610	—	367,610
Finance cost of shares to be issued under non-redemption agreements	—	—	—	—	(367,610)	—	(367,610)
Balance as of December 31, 2024	865,000	87	7,062,500	706	—	(5,235,872)	(5,235,079)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(92,034)	(92,034)
Net loss	—	—	—	—	—	(7,199,761)	(7,199,761)
Balance as of December 31, 2025	865,000	87	7,062,500	706	—	(12,527,667)	(12,526,874)

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(7,199,761)	$(2,561,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on cash held in Trust Account	(92,034)	(1,909,255)
Stock-based Compensation	—	158,875
Loss on change in fair value of warrant liabilities	4,415,289	1,447,101
Changes in operating assets and liabilities:
Prepaid expenses	29,206	(10,821)
Accounts payable	673,945	446,328
Accounts payable - related party	(18,824)	18,824
Accrued expenses and other current liabilities	1,298,851	1,481,008
Net cash used in operating activities	(893,328)	(929,169)

Cash Flows from Investing Activities:
Cash transferred into Trust Account	—	(450,000)
Due from Merger Co	(27,500)	—
Due from Tactical	23,280	(23,280)
Cash transferred from Trust Account to pay redeeming shareholders	25,227,898	134,059,215
Net cash provided by investing activities	25,223,678	133,585,935

Cash Flows from Financing Activities:
Proceeds for extension payments from the Old Sponsor	—	225,000
Proceeds from promissory note - related party	920,000	—
Proceeds from convertible promissory note - related party	—	1,204,867
Payment of cash to redeeming shareholders	(25,227,898)	(134,059,215)
Net cash used in financing activities	(24,307,898)	(132,629,348)

Net Change in Cash	22,452	27,418
Cash - Beginning of period	27,418	—
Cash - End of period	$49,870	$27,418

Non-cash investing and financing activities
Contribution from the Sponsor of shares to be issued under non-redemption agreements	$—	$367,610
Reclassification of Sponsor Extension Payment to Promissory Note - Related Party	$—	$112,500
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$92,034	$2,134,255

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Plum Acquisition Corp. III (fka Alpha Partners Technology Merger Corp.) (the “Company”) is a blank check company incorporated in the Cayman Islands on February 5, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On December 27, 2023, the Company, the Original Sponsor (as defined below) and Mercury Capital, LLC (the “Sponsor”) entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, at a closing on December 28, 2023 (the “Closing”), the Sponsor (i) purchased 3,902,648 Founder Units (as defined in Note 5) of the Company from the Original Sponsor, each unit consisting of one Class B ordinary share and one-third of one redeemable warrant to acquire one Class B share, which Founder Units are subject to forfeiture in certain circumstances, and (ii) became entitled to 70% of 2,030,860 Founder Units that the Original Sponsor placed in escrow at the Closing to the extent such Founder Units are allocated to investors who hold and do not redeem their Class A ordinary shares of the Company at the time of the Company’s Initial Business Combination, for an aggregate purchase price of $1. Subsequently, on January 26, 2024, the Company, the Original Sponsor, and the Sponsor entered into a first amendment to the Purchase Agreement to correct the number of shares that the Original Sponsor shall retain to be 665,000 Class A private placement units and 1,128,992 Class B founder units. On August 22, 2024, the Company, the Original Sponsor, and the Sponsor entered into a second amendment to Purchase Agreement (“Amendment No. 2 to the Purchase Agreement”) which revises the founder-unit forfeiture and transfer mechanics by requiring the acquirer to absorb all forfeitures or investor incentive transfers up to 2,030,860 founder units, allocating excess forfeitures 78% to the acquirer and 22% to the sponsor, while also establishing that 2,030,860 sponsor units will be held in escrow for potential transfer to sponsor anchors, with any remaining escrowed units allocated 70% to the acquirer and 30% to the sponsor at closing. On September 5, 2025, the Company, the Original Sponsor, and the Sponsor entered into a third amendment to Purchase Agreement (“Amendment No. 3 to the Purchase Agreement”) that provides that any Sponsor Incentive Units (as defined in the Sponsor Support Agreement) that have been retained by the Sponsor after the Closing, up to half of such Sponsor Incentive Units may be transferred prior to the Closing to a third party, with any Sponsor Incentive Units remaining after such transfer subject to allocation between the Sponsor and the Original Sponsor as provided for in the Purchase Agreement.

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

As of December 31, 2025, the Company had not commenced any operations. All activity from inception through December 31, 2025, relates to the search for a prospective Initial Business Combination, entering into a definitive business combination agreement, and steps to complete an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon closing of the Initial Public Offering, the sale of the Private Placement Units, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Private Placement Units, a total of $282,500,000 was placed in a trust account (the “Trust Account”) and was invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until January 8, 2024, when the funds in the Trust Account were transferred to a demand deposit account. The funds remain in the Trust Account until the earlier of: (i) the completion of a Initial Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

At the extraordinary general meeting held on December 22, 2025 (the “December 2025 Extraordinary General Meeting”), the Company shareholders approved the Business Combination Agreement (defined above) and the transactions contemplated thereby, including the Business Combination (defined above). In connection with the December 2025 Extraordinary General Meeting, the holders of 24,136 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $ 280,219. The redemption is contingent upon the consummation of the Business Combination and will occur as promptly as practicable following the closing thereof; if the Business Combination is not consummated, the redeemed shares will be returned to the respective holders. There will be no redemption rights upon the completion of an Initial Business Combination with respect to the Company’s warrants.

The Company’s Original Sponsor, officers and directors have agreed to waive (i) redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of an Initial Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Fourth Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with an Initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete an Initial Business Combination by July 30, 2026 or with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-Initial Business Combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an Initial Business Combination by July 30, 2025. However, if the Sponsor or officers and directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an Initial Business Combination by July 30, 2026.

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

On July 15, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, the Company filed an amendment to its Third Amended and Restated Memorandum and Articles of Association (as amended, the “Fourth Amended and Restated Memorandum and Articles of Association”) on July 16, 2025, which extended the date by which the Company has to consummate a business combination to July 30, 2026 (the “Second Combination Period”), or such earlier date as shall be determined by the Company’s board of directors.

If the Company is unable to complete an Initial Business Combination within the Second Combination Period (as defined above), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the Second Combination Period.

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

On November 7, 2025, Pubco, Tactical and YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville”) entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the SEPA, Yorkville will open a standby equity line for Pubco in the aggregate principal amount of up to $100,000,000. Additionally, Yorkville will advance $7,500,000 to Pubco in the form of a pre-paid advance evidenced by a convertible promissory note on the closing of the Business Combination, and another $2,500,000 to Pubco in the form of a second pre-paid advance with an equivalent note that is not convertible on the date the initial registration statement on form F-1, filed pursuant to the Registration Rights Agreement in connection with the SEPA, becomes effective. $30,000,000 may be available to Pubco in the form of a third pre-paid advance with an equivalent convertible note at such time as agreed to by the Yorkville and Pubco (collectively, the “Yorkville Financing”). Each of the pre-paid advances is subject to an original issue discount, and further advances under the standby equity line are subject to conditions specified in the SEPA. The SEPA expires on the earlier of 36 months or use of all $100,000,000. The Company evaluated the advances under applicable accounting guidance and concluded that the instruments represent freestanding equity-linked financial instruments that are not eligible for equity classification due to contractual delivery limitations that may restrict the number of shares deliverable to the investor. Accordingly, the advances will be accounted for as derivative liabilities, measured at fair value with changes in fair value recognized in earnings. No advances were outstanding as of December 31, 2025.

In addition, on November 7, 2025, the Sponsor entered into an Expenses Payment Agreement with the investor pursuant to which the sponsor agreed to transfer 1,000,000 Class B ordinary shares to the investor to facilitate the payment of up to $7.0 million of certain expenses related to the SEPA and the business combination. The Company determined that this arrangement represents the settlement of its obligations by a principal stockholder and, in accordance with applicable guidance, records the related expenses with a corresponding credit to additional paid-in capital. As of December 31, 2025, no expenses related to the SEPA had been incurred.

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

On February 21, 2025, Plum III Merger Corp. (“Merger Co.”) filed Amendment No. 1 to the Registration Statement on Form F-4 pursuant to which the Company will solicit approval of the Business Combination from the Company’s shareholders. On March 28, 2025, Merger Co. filed Amendment No. 2 to the Registration Statement on Form F-4. On May 22, 2025, Merger Co. filed Amendment No. 3 to the Registration Statement on Form F-4. On June 27, 2025, Merger Co. filed Amendment No. 4 to the Registration Statement on Form F-4. On September 8, 2025, Merger Co. filed Amendment No. 5 to the Registration Statement on Form F-4. On October 17, 2025, Merger Co. filed Amendment No. 6 to the Registration Statement on Form F-4. On November 10, 2025, Merger Co. filed Amendment No. 7 to the Registration Statement on Form F-4 (as amended, the “Form F-4”). On December 1, 2025, the proxy statement/prospectus was filed and the Form F-4 became effective.

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

On December 22, 2025, as approved by its shareholders at the extraordinary general meeting of shareholders, as of the close of business on November 7, 2025, the record date for the meeting, whereby the shareholders approved (1) the transfer of Plum by way of continuation from the Cayman Islands to the Province of British Columbia, Canada in accordance with the Company’s Fourth Amended and Restated Memorandum and Articles of Association and the Cayman Islands Companies Act (As Revised) and the domestication of the Company (the “Domestication”) as a British Columbia corporation in accordance with the applicable provisions of the Business Corporations Act (British Columbia), including the adoption of the Domestication Articles (the “Domestication Proposal”), (2) the Business Combination Proposal, (3) Advisory Organizational Documents Proposals, (4) Nasdaq Proposal, (5) Incentive Plan Proposal and (6) Adjournment Proposal.

On December 22, 2025, the holders of 24,136 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $280,219. The redemption is contingent upon the consummation of the Business Combination and will occur as promptly as practicable following the closing thereof; if the Business Combination is not consummated, the redeemed shares will be returned to the respective holders.

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

Pursuant to the Notice, unless the Company timely requests a hearing before The Nasdaq Hearings Panel (the “Panel”), the Company’s securities will be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on August 6, 2024, and a Form 25-NSE will be filed with the U.S. Securities and Exchange Commission (“the SEC”), which will remove the Company’s securities from listing and registration on Nasdaq.

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

Liquidity and Going Concern

As of December 31, 2025, the Company had $49,870 in cash held outside of the Trust Account and a working capital deficit of $5,940,934, which may not be sufficient for the Company to operate for at least the next 12 months from the issuance of the financial statements. There is no assurance that the Company’s attempts to close an Initial Business Combination will be successful within the Second Combination Period. On January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement, $250,000 on February 1, 2024, and as otherwise called by the Sponsor in its discretion. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement.

In July 2024, the Company entered into a promissory note with the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loan to the Sponsor by the Investor. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the Company, at a price of $1.50 per warrant at the option of the Sponsor. On April 24, 2025, the Company and Sponsor entered an amendment to increase the maximum amount of the Sponsor Promissory Note to $2,200,000 and up to $2,200,000 may be converted into Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor. The outstanding balance under the Sponsor Promissory Note as of December 31, 2025 and 2024 was $2,024,867 and $1,204,867, respectively.

As of December 31, 2025, the Sponsor had entered into a series of agreements with various subscribers (the “Subscribers”) which resulted in the raising of $1,375,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the Company, upon election by the Sponsor, the Shares will be transferred to the Subscribers. There will be no accounting impact to the Company as a result of the sale of Sponsor’s Class B Ordinary Shares to Subscribers.

On January 23, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance. On March 30, 2026, the Second Sponsor Promissory Note was further amended to extend the maturity date to July 31, 2026. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of December 31, 2025, the balance outstanding from the Sponsor Promissory Note and the Second Sponsor Promissory Note is $2,124,867.

The Company will have until July 30, 2026 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2026 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the liquidity conditions disclosed above raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are filed in the event the Business Combination is not completed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $49,870 and $27,418 in cash as of December 31, 2025 and 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Cash Held in Trust Account

On January 8, 2024, the funds in the Trust Account were transferred to a demand deposit account. As of December 31, 2025 and 2024, the cash held in the Trust Account totaled $494,421 and $25,630,285, respectively.

Due from Tactical

In accordance with the Business Combination Agreement, the Company covered certain operating expenses on behalf of Tactical, for which Tactical is responsible for reimbursement. As of December 31, 2025 and 2024, the Company was owed $0 and $23,280, respectively, for operating expenses incurred on behalf of Tactical.

Due from Merger Co.

The Company covered certain operating expenses on behalf of Merger Co., for which Merger Co. is responsible for reimbursement. As of December 31, 2025 and 2024, the Company was owed $27,500 and $0, respectively, for operating expenses incurred on behalf of Merger Co.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). As of December 31, 2025 and 2024, despite lower trading volume on the Class A ordinary shares and Public Warrants, the fair value of the Public Warrants was based on its traded price as of December 31, 2025 and 2024. This approach was deemed appropriate as the implied probability of a successful business combination remained within the range observed in comparable publicly traded companies. The valuation of the Private Warrants slightly differed, as it was derived using the Black-Scholes option pricing model.

Class A Ordinary Shares Subject to Possible Redemption

All of the 28,250,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and subsequent partial exercise of the underwriters’ over-allotment option, that remain unredeemed, contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, including in connection with shareholder votes or tender offers in connection with the Business Combination, as well as in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

On January 29, 2024, 12,433,210 Class A ordinary shares were tendered for redemption by shareholders for a total value of $134,059,215. The payment of these shares took place on February 27, 2024, after which 2,284,199 Class A ordinary shares subject to possible redemption remained outstanding. On January 16, 2025, 2,132,366 Class A ordinary shares were tendered for redemption by shareholders for a total value of $23,975,464. The payment of these shares took place on January 23, 2025, after which 151,833 Class A ordinary shares subject to possible redemption remained outstanding. On July 15, 2025, 109,347 Class A ordinary shares were tendered for redemption by shareholders for a total value of $1,252,434. The payment of these shares took place on July 21, 2025, after which 42,486 Class A ordinary shares subject to possible redemption remained outstanding. On December 22, 2025, the holders of 24,136 Class A ordinary shares, properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.61 per share, for an aggregate redemption amount of $280,219. The redemption is contingent upon the consummation of the Business Combination and will occur as promptly as practicable following the closing thereof; if the Business Combination is not consummated, the redeemed shares will be returned to the respective holders.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$157,555,245
Redemption of Class A ordinary shares subject to redemption	(134,059,215)
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	2,134,255
Class A ordinary shares subject to possible redemption as of December 31, 2024	$25,630,285
Redemption of Class A ordinary shares subject to redemption	(25,227,898)
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	92,034
Class A ordinary shares subject to possible redemption as of December 31, 2025	$494,421

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates loss shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares. As a result, the calculated net loss per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,165 shares, or the effects of the 1,349,911 warrants that would be issuable upon conversion of the Subscription Loan (as defined in Note 5) in the calculation of loss per share, because the exercise of the warrants are contingent upon the occurrence of future events. As of December 31, 2025 and 2024, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Class A	Non-Redeemable Class A and Class B	Class A	Non-Redeemable Class A and Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(204,050)	$(6,995,711)	$(885,147)	$(1,676,082)
Denominator:
Basic and diluted weighted average shares outstanding	231,228	7,927,500	4,186,548	7,927,500
Basic and diluted net loss per share	$(0.88)	$(0.88)	$(0.21)	$(0.21)

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

Sponsor Promissory Note

The Company accounts for the Sponsor Promissory Note within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note was determined to be de minimis (see Note 5).

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), which requires a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Monte Carlo simulation. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value.

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

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements or related disclosures.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Original Sponsor and certain Anchor Investors purchased an aggregate of 800,000 Units at a price of $10.00 per Private Placement Unit ($8,000,000 in the aggregate). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-third of one redeemable warrant (the “Private Placement Warrants”), which is exercisable at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Second Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

On August 22, 2024, the Company, the Original Sponsor, and the Sponsor entered into a second amendment to Purchase Agreement (“Amendment No. 2 to the Purchase Agreement”) which revises the founder-unit forfeiture and transfer mechanics by requiring the acquirer to absorb all forfeitures or investor incentive transfers up to 2,030,860 founder units, allocating excess forfeitures 78% to the acquirer and 22% to the sponsor, while also establishing that 2,030,860 sponsor units will be held in escrow for potential transfer to sponsor anchors, with any remaining escrowed units allocated 70% to the acquirer and 30% to the sponsor at closing. On September 5, 2025, the Company, the Original Sponsor, and the Sponsor entered into a third amendment to Purchase Agreement (“Amendment No. 3 to the Purchase Agreement”) that provides that any Sponsor Incentive Units (as defined in the Sponsor Support Agreement) that have been retained by the Sponsor after the Closing, up to half of such Sponsor Incentive Units may be transferred prior to the Closing to a third party, with any Sponsor Incentive Units remaining after such transfer subject to allocation between the Sponsor and the Original Sponsor as provided for in the Purchase Agreement.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Original Sponsor $55,000 per month for office space, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. In connection with the Purchase Agreement on December 27, 2023, the obligations of the Administrative Support Agreement transferred from the Original Sponsor to the Sponsor. Any outstanding administrative support fees owed to the Sponsor as of December 27, 2023 were forgiven by the Original Sponsor and the agreement was then cancelled. For the year ended December 31, 2025, the Company incurred no expenses under this agreement. For the year ended December 31, 2024, the Company incurred no expenses under this agreement. As of December 31, 2025 and 2024, the Company had no outstanding balance for accrued expenses - related party.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Original Sponsor, the Sponsor or an affiliate of the Original Sponsor or the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023, the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of December 31, 2025 and 2024, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Original Sponsor on December 27, 2023.

Accounts Payable - Related Party

As of December 31, 2025 and 2024, the Company had $0 and $18,824, respectively, was payable by the Company to the Sponsor or other related parties for services related to the search and consummation for an initial Business Combination.

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

On March 18, 2025, April 28, 2025, June 4, 2025, September 29, 2025 and December 15, 2025, the Sponsor loaned $250,000, $100,000, $270,000, 100,000 and $100,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of December 31, 2025 and 2024 was $2,024,867 and $1,204,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draws of $1,556,000.

On January 23, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of an Initial Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance. On March 30, 2026, the Second Sponsor Promissory Note was further amended to extend the maturity date to July 31, 2026. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of December 31, 2025, the total outstanding balance of the Sponsor Promissory Note and Second Sponsor Promissory Note is $2,124,867.

The Sponsor Promissory Note and Second Sponsor Promissory Note are reported as promissory note - related party on the accompanying balance sheets.

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement. As such, as of December 31, 2025 no additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated. During the year ended December 31, 2024, the Company recorded compensation expense of $158,875.

Securities Transfer Agreement

On May 22, 2024, the Sponsor and a third party (the “Recipient”) entered into a Securities Transfer Agreement, whereby the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient as compensation for the provisioning of advisory service rendered to the SPAC. No compensation expense was recorded as of December 31, 2025 and 2024, as the Recipient did not start providing advisory services and therefore the award has not vested.

On June 30, 2024, the Sponsor and the Recipient entered into an amendment to the Securities Transfer Agreement (the “Amended Securities Transfer Agreement”). Pursuant to the Amended Securities Transfer Agreement, the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient upon successfully closing any business combination transaction involving the Company. In addition, the Recipient’s compensation would be in exchange for providing advisory services to the Sponsor. No compensation expense in respect of this arrangement was recorded as of December 31, 2025 and 2024, as the performance condition had not been met; the related expense will be recognized upon satisfaction of all conditions necessary to consummate the Business Combination.

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

On January 6, 2025, the Company entered into a service agreement with KingsRock Securities LLC (“KingsRock”), pursuant to which KingsRock was engaged to provide advisory services in connection with the Company’s efforts to secure capital for its initial business combination (the “Capital Raise”). Services to be provided by KingsRock include identifying and introducing potential investors and facilitating discussions with such investors.

In consideration for these services, the Company agreed to pay KingsRock (i) a success fee equal to 2% of the aggregate capital raised from investors introduced by KingsRock, payable upon the closing of the Capital Raise, and (ii) a retainer fee of $22,500, payable in installments, which is creditable against the success fee.

Standby Equity Purchase Agreement

On November 7, 2025, Pubco, Tactical and Yorkville entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the SEPA, Yorkville will open a standby equity line for Pubco in the aggregate principal amount of up to $100,000,000. Additionally, Yorkville will advance $7,500,000 to Pubco in the form of a pre-paid advance evidenced by a convertible promissory note on the closing of the Business Combination, and another $2,500,000 to Pubco in the form of a second pre-paid advance with an equivalent note that is not convertible on the date the initial registration statement on form F-1, filed pursuant to the Registration Rights Agreement in connection with the SEPA, becomes effective. $30,000,000 may be available to Pubco in the form of a third pre-paid advance with an equivalent convertible note at such time as agreed to by the Yorkville and Pubco (collectively, the “Yorkville Financing”). Each of the pre-paid advances is subject to an original issue discount, and further advances under the standby equity line are subject to conditions specified in the SEPA. The SEPA expires on the earlier of 36 months or use of all $100,000,000. The Company evaluated the advances under applicable accounting guidance and concluded that the instruments represent freestanding equity-linked financial instruments that are not eligible for equity classification due to contractual delivery limitations that may restrict the number of shares deliverable to the investor. Accordingly, the advances will be accounted for as derivative liabilities, measured at fair value with changes in fair value recognized in earnings. No advances were outstanding as of December 31, 2025.

In addition, on November 7, 2025, the Sponsor entered into an Expenses Payment Agreement with the investor pursuant to which the Sponsor agreed to transfer 1,000,000 Class B ordinary shares to the investor to facilitate the payment of up to $7.0 million of certain expenses related to the SEPA and the business combination. The Company determined that this arrangement represents the settlement of its obligations by a principal stockholder and, in accordance with applicable guidance, records the related expenses with a corresponding credit to additional paid-in capital. As of December 31, 2025, no expenses related to the SEPA had been incurred.

Risks and Uncertainties

Ongoing global conflicts, including the war in Ukraine and the Russian sanctions, the Israel-Hamas war, and the conflict in Iran, continue to create significant geopolitical and economic uncertainty. The Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the provisions of the OBBBA and determined that adoption of the new law did not have a material impact on its financial statements or related disclosures.

NOTE 7. WARRANTS

As of December 31, 2025 and 2024, there were 2,354,166 Founder Warrants, 288,333 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

The fair market value of the Company’s Class A ordinary shares shall mean the volume weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

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

The Company accounts for the 9,705,000 warrants issued in connection with the Initial Public Offering (including 9,416,666 Public Warrants and 288,333 Private Placement Warrants) and the 2,354,166 Founder Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The Founder Warrants and Private Placement Warrants are precluded from equity classification due to a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. The Public Warrants are precluded from equity classification due to a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 65% of the outstanding ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 907,486 and 3,149,199 Class A ordinary shares issued and outstanding, including 42,486 and 2,284,199 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash held in Trust Account:
Interest-bearing demand deposit	$494,421	$494,421	$—	$—
Liabilities
Warrant liability – Founder Warrants	$1,337,166	$—	$—	$1,337,166
Warrant liability – Private Placement Warrants	$163,774	$—	$—	$163,774
Warrant liability – Public Warrants	$5,085,000	$—	$5,085,000	$—
December 31, 2024
Assets
Cash held in Trust Account:
Interest-bearing demand deposit	$25,630,285	$25,630,285	$—	$—
Liabilities
Warrant liability – Founder Warrants	$423,751	$—	$—	$423,751
Warrant liability – Private Placement Warrants	$51,900	$—	$—	$51,900
Warrant liability – Public Warrants	$1,695,000	$1,695,000	$—	$—

The measurement of the Public Warrants as of December 31, 2025 is classified as Level 2 due to insufficient trading activity. The measurement of the Public Warrants as of December 31, 2024 was classified as Level 1 due to significant trading activity under the ticker PLMWF and PLMJW, respectively. The quoted price representing the fair value of the Public Warrants was $0.54 and $0.18 per warrant as of December 31, 2025 and 2024, respectively.

In prior periods, the Company utilized a Black-Scholes Option Pricing model for the initial valuation of the Founder Warrants and Private Placement Warrants and the subsequent measurement of the Founder Warrants and Private Placement Warrants. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. As of December 31, 2025 and 2024, the Company utilized a Black-Scholes Option Pricing model for the valuation of the Founder Warrants and Private Placement Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.57 and $0.18 per warrant as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Founder Warrants and Private Placement Warrants are classified as Level 3 due to the use of a Black-Scholes Option Pricing model.

For the year ended December 31, 2025, the Company recognized a loss of $4,415,289 on the changes in the fair value of warrant liabilities in the statements of operations. For the year ended December 31, 2024, the Company recognized a loss of $1,447,101, on the changes in the fair value of warrant liabilities in the statements of operations.

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	Founder	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2023	$141,250	$17,300	$158,550
Change in fair value	282,500	34,600	317,100
Fair value as of December 31, 2024	423,750	51,900	475,650
Change in fair value	913,416	111,874	1,025,290
Fair value as of December 31, 2025	$1,337,166	$163,774	$1,500,940

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	December 31,	December 31,
	2025	2024
Trading stock price	$11.64	$11.12
Exercise price	$11.50	$11.50
Expected term (in years)	5.13	5.50
Volatility	12.5%	7.6%
Risk-free rate	3.68%	4.31%

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

	December 31, 2025	December 31, 2024
Trust Account	$494,421	$25,630,285
Cash	$49,870	$27,418

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Operating and formation costs	$2,876,506	$3,023,383
Interest and dividend income on cash held in Trust Account	$92,034	$1,909,255

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 30, 2026, the Second Sponsor Promissory Note was amended to extend the maturity date to July 31, 2026.

The Company is currently in discussions with Nasdaq to have the Pubco Common Shares and the Pubco Warrants accepted for listing on Nasdaq, which is a condition to the obligations of each party to consummate the Business Combination.