Form 10-Q
period 2026-03-31
Plum Acquisition Corp. III
filed 2026-05-20
CIK 1845550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 907,486 Class A ordinary shares and 7,062,500 Class B ordinary shares of the registrant outstanding on May 11, 2026.

PLUM ACQUISITION CORP. III

i

PLUM ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS
Current assets:
Cash	$438	$49,870
Prepaid expenses	5,625	7,500
Due from Merger Co	27,500	27,500
Total current assets	33,563	84,870
Cash held in Trust Account	497,828	494,421
Total Assets	$531,391	$579,291

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,164,979	$1,120,273
Accrued expenses and other current liabilities	2,882,563	2,780,664
Promissory note - related party	2,164,867	2,124,867
Total current liabilities	6,212,409	6,025,804
Warrant liabilities	1,954,739	6,585,940
Total Liabilities	8,167,148	12,611,744

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 42,486 shares at redemption value of approximately $11.72 and $11.64 per share at March 31, 2026 and December 31, 2025, respectively	497,828	494,421

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 865,000 shares issued and outstanding at March 31, 2026 and December 31, 2025; excluding 42,486 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	87	87
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,062,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	706	706
Accumulated deficit	(8,134,378)	(12,527,667)
Total Shareholders’ Deficit	(8,133,585)	(12,526,874)
Total Liabilities and Shareholders’ Deficit	$531,391	$579,291

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$237,912	$532,731
Loss from operations	(237,912)	(532,731)

Other income:
Interest and dividend income on cash held in Trust Account	3,407	66,097
Gain on change in fair value of warrant liabilities	4,631,201	102,094
Net income (loss)	$4,396,696	$(364,540)
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	42,486	696,771
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.55	$(0.04)

Basic and diluted weighted average shares outstanding, Non-redeemable Class A ordinary shares and Class B ordinary shares	7,927,500	7,927,500
Basic and diluted net income (loss) per share, Non-redeemable Class A ordinary shares and Class B ordinary shares	$0.55	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	865,000	87	7,062,500	706	—	(12,527,667)	(12,526,874)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(3,407)	(3,407)
Net income	—	—	—	—	—	4,396,696	4,396,696
Balance as of March 31, 2026	865,000	87	7,062,500	706	—	(8,134,378)	(8,133,585)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	865,000	87	7,062,500	706	—	(5,235,872)	(5,235,079)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(66,097)	(66,097)
Net loss	—	—	—	—	—	(364,540)	(364,540)
Balance as of March 31, 2025	865,000	$87	7,062,500	$706	$—	$(5,666,509)	$(5,665,716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$4,396,696	$(364,540)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on cash held in Trust Account	(3,407)	(66,097)
Gain on change in fair value of warrant liabilities	(4,631,201)	(102,094)
Changes in operating assets and liabilities:
Prepaid expenses	1,875	9,244
Accounts payable	44,706	10,518
Accounts payable - related party	—	(18,774)
Accrued expenses and other current liabilities	101,899	245,778
Net cash used in operating activities	(89,432)	(285,965)

Cash Flows from Investing Activities:
Due from Merger Co	—	(17,500)
Due from Tactical	—	19,530
Cash transferred from Trust Account to pay redeeming shareholders	—	23,975,464
Net cash provided by investing activities	—	23,977,494

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	40,000	350,000
Payment of cash to redeeming shareholders	—	(23,975,464)
Net cash used in financing activities	40,000	(23,625,464)

Net Change in Cash	(49,432)	66,065
Cash - Beginning of period	49,870	27,418
Cash - End of period	$438	$93,483

Non-cash investing and financing activities
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$3,407	$66,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity from inception through March 31, 2026, relates to the search for a prospective Initial Business Combination, entering into a definitive business combination agreement, and steps to complete an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

On November 7, 2025, Pubco, Tactical and YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville”) entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the SEPA, Yorkville will open a standby equity line for Pubco in the aggregate principal amount of up to $100,000,000. Additionally, Yorkville will advance $7,500,000 to Pubco in the form of a pre-paid advance evidenced by a convertible promissory note on the closing of the Business Combination, and another $2,500,000 to Pubco in the form of a second pre-paid advance with an equivalent note that is not convertible on the date the initial registration statement on form F-1, filed pursuant to the Registration Rights Agreement in connection with the SEPA, becomes effective. In addition, $30,000,000 may be available to Pubco in the form of a third pre-paid advance with an equivalent convertible note at such time as agreed to by Yorkville and Pubco (collectively, the “Yorkville Financing”). Each of the pre-paid advances is subject to an original issue discount, and further advances under the standby equity line are subject to conditions specified in the SEPA. The SEPA expires on the earlier of 36 months or use of all $100,000,000. The Company evaluated the advances under applicable accounting guidance and concluded that the instruments represent freestanding equity-linked financial instruments that are not eligible for equity classification due to contractual delivery limitations that may restrict the number of shares deliverable to the investor. Accordingly, the advances will be accounted for as derivative liabilities, measured at fair value with changes in fair value recognized in earnings. No advances were outstanding as of March 31, 2026 and December 31, 2025.

In addition, on November 7, 2025, the Sponsor entered into an Expenses Payment Agreement with Yorkville pursuant to which the sponsor agreed to transfer 1,000,000 Class B ordinary shares to the investor to facilitate the payment of up to $7.0 million of certain expenses related to the SEPA and the business combination. The Company determined that this arrangement represents the settlement of its obligations by a principal stockholder and, in accordance with applicable guidance, records the related expenses with a corresponding credit to additional paid-in capital. As of March 31, 2026 and December 31, 2025, no expenses related to the SEPA had been incurred.

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

MARCH 31, 2026

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Notices from the Listing Qualifications Department of The Nasdaq

On July 30, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company had failed to comply with Nasdaq Listing Rule IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Pursuant to the Notice, unless the Company timely requested a hearing before The Nasdaq Hearings Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on August 6, 2024, and a Form 25-NSE would be filed with the U.S. Securities and Exchange Commission (the “SEC”), removing the Company’s securities from listing and registration on Nasdaq.

The Company timely requested a hearing before the Panel to appeal the Notice and to request sufficient time to complete an initial business combination. A hearing request stayed the suspension of trading on the Company’s securities, and the Company’s securities continued to trade on The Nasdaq Capital Market until the hearing process concluded and the Panel issued a written decision.

The hearing with the Panel was held on September 5, 2024. On September 23, 2024, the Company received notice from the Nasdaq Office of the General Counsel that the Panel granted the Company’s request for continued listing on Nasdaq. The continued listing determination related to the Company’s previously disclosed non-compliance with Nasdaq Listing Rule IM-5101-2, as set forth in the notice received from the Nasdaq Listing Qualifications Department on August 5, 2024, which requires a special purpose acquisition company to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Pursuant to the Panel’s decision, the Company was permitted to continue its listing on Nasdaq provided that, on or before January 27, 2025, the Company demonstrated compliance with all applicable initial listing standards of The Nasdaq Capital Market.

On August 8, 2024, the Company received a written notice (the “Second Notice”) from the Listing Qualifications Department of Nasdaq indicating that, for the last 32 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Company was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The Second Notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of the Company’s securities.

On November 21, 2024, Nasdaq provided the Company with written confirmation that the Company regained compliance with the MVLS Rule.

On November 25, 2024, the Company received a written notice from the Nasdaq indicating that the Company was delinquent in filing its quarterly report on Form 10-Q for the quarterly period ended September 30, 2024. While the Notice had no immediate effect on the listing of the Company’s ordinary share or its public warrants on The Nasdaq Capital Market, it served as an additional basis for delisting the Company’s securities from the Nasdaq in light of the Company’s previously reported failure to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement in accordance with Nasdaq Listing Rule IM-5101-2.

On January 28, 2025, the Company’s Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. Plum’s Class A ordinary shares, warrants and units are listed under the symbols “PLMJF,” “PLMWF,” and “PLMUF,” respectively. A Form 25-NSE was filed on July 10, 2025, which removed the Company’s securities from listing and registration on Nasdaq.

The Company is currently in discussions with Nasdaq to have the Pubco Common Shares accepted for listing on Nasdaq, which is a condition to the obligations of each party to consummate the Business Combination.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Liquidity and Going Concern

As of March 31, 2026, the Company had $438 in cash held outside of the Trust Account and working capital deficit of $6,178,846, which is not sufficient for the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements. There is no assurance that the Company’s attempts to close an Initial Business Combination will be successful within the Second Combination Period. On January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company. Upon execution of the Subscription Agreement, the Investor funded $250,000. Subsequent thereto, the Investor funded an additional $500,000, for aggregate proceeds of $750,000. Additional amounts may be funded at the discretion of the Sponsor pursuant to the terms of the Subscription Agreement. At the closing of the Company’s initial business combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement.

In July 2024, the Company entered into a promissory note with the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Sponsor may loan up to $1,500,000 to the Company. The funds that will be loaned to the Company under the Sponsor Promissory Note consist of a portion of the up to $1,500,000 that was loaned to the Sponsor by the Investor. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the Company, at a price of $1.50 per warrant at the option of the Sponsor. On April 24, 2025, the Company and Sponsor entered an amendment to increase the maximum amount of the Sponsor Promissory Note to $2,200,000 and up to $2,200,000 may be converted into Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor. The outstanding balance under the Sponsor Promissory Note as of March 31, 2026 and December 31, 2025 was $2,064,867 and $2,024,867, respectively.

As of March 31, 2026, the Sponsor had entered into a series of agreements with various subscribers (the “Subscribers”) which resulted in the raising of $1,375,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the Company, upon election by the Sponsor, the Shares will be transferred to the Subscribers. There will be no accounting impact to the Company as a result of the sale of Sponsor’s Class B Ordinary Shares to Subscribers.

On January 23, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance. On March 30, 2026, the Second Sponsor Promissory Note was further amended to extend the maturity date to July 31, 2026. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of March 31, 2026 and December 31, 2025, the balance outstanding from the Sponsor Promissory Note and the Second Sponsor Promissory Note is $2,164,867 and $2,124,867.

The Company will have until July 30, 2026 to complete a Business Combination. If a Business Combination is not consummated by July 30, 2026 there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the liquidity conditions disclosed above raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these unaudited condensed financial statements are filed in the event the Business Combination is not completed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 1, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial and the quarterly valuation of the Public Warrants (as defined in Note 3) and Class A ordinary shares subject to redemption, the initial and the quarterly valuation of the Private Placement Warrants (as defined in Note 4), and the valuations for the convertible Note (as defined in Note 5) required management to exercise significant judgement in its estimates.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $438 and $49,870 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in Trust Account

All funds in the Trust Account have been placed in a demand deposit account. As of March 31, 2026 and December 31, 2025, the cash held in the Trust Account totaled $497,828 and $494,421, respectively.

Due from Merger Co.

The Company covered certain operating expenses on behalf of Merger Co., for which Merger Co. is responsible for reimbursement. As of March 31, 2026 and December 31, 2025, the Company was owed $27,500, for operating expenses incurred on behalf of Merger Co.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). The Company determined the valuation of the Public Warrants using a Monte Carlo simulation model. The valuation of the Private Warrants slightly differed, as it was derived using the Black-Scholes option pricing model (see Note 9).

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

MARCH 31, 2026

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

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2024	$25,630,285
Redemption of Class A ordinary shares subject to redemption	(25,227,898)
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	92,034
Class A ordinary shares subject to possible redemption as of December 31, 2025	$494,421
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	3,407
Class A ordinary shares subject to possible redemption as of March 31, 2026	$497,828

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income (loss) shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants (as defined in Note 3), Private Placement Warrants (as defined in Note 4), or the Founder Warrants (as defined in Note 5) to purchase an aggregate of 12,059,165 shares, or the effects of the 1,376,578 warrants that would be issuable upon conversion of the Subscription Loan (as defined in Note 5) in the calculation of income (loss) per share, because the exercise of the warrants are contingent upon the occurrence of future events. As of March 31, 2026 and December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

During the three months ended March 31, 2026, the Company revised its presentation from a two-class method based on Class A ordinary shares and Class B ordinary shares to a presentation based on redeemable and non-redeemable ordinary shares. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$23,438	$4,373,258	$(29,452)	$(335,088)
Denominator:
Basic and diluted weighted average shares outstanding	42,486	7,927,500	696,771	7,927,500
Basic and diluted net income (loss) per share	$0.55	$0.55	$(0.04)	$(0.04)

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On August 15, 2023, the Company entered into a Working Capital Loan with APTM Sponsor Sub LLC (the “Affiliate”), in the principal sum of $1,500,000, expected to be funded on an as-needed basis. The principal balance shall be payable on the earlier of (i) the date on which the Company liquidates its Trust Account or (ii) the date on which the Company consummates a Business Combination. On August 24, 2023, September 6, 2023, September 28, 2023, September 29, 2023, October 11, 2023, and November 9, 2023, the Company withdrew $150,000, $225,000, $124,874, $225,126, $275,000 and $280,000 respectively, from the Working Capital Loan. As of March 31, 2026 and December 31, 2025, there was no principal amount outstanding under the Working Capital Loan, as the Working Capital Loan was forgiven by the Original Sponsor. The Working Capital Loan was forgiven by the Original Sponsor on December 27, 2023.

Subscription Agreement and Sponsor Promissory Note - Related Party

On January 3, 2024, the Company, the Sponsor, and Investor entered into a Subscription Agreement, pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments to the Trust Account and working capital for the Company. Upon execution of the Subscription Agreement, the Investor funded $250,000. Subsequent thereto, the Investor funded an additional $500,000, for aggregate proceeds of $750,000. Additional amounts may be funded at the discretion of the Sponsor pursuant to the terms of the Subscription Agreement. At the closing of the Company’s initial Business Combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s initial Business Combination does not occur, the Sponsor will not forfeit any shares.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On March 18, 2025, April 28, 2025, June 4, 2025, September 29, 2025, December 15, 2025 and February 11, 2026, the Sponsor loaned $250,000, $100,000, $270,000, 100,000, $100,000 and $40,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of March 31, 2026 and December 31, 2025 was $2,064,867 and $2,024,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draws of $1,596,000.

On January 23, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of an Initial Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance. On March 30, 2026, the Second Sponsor Promissory Note was further amended to extend the maturity date to July 31, 2026. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of March 31, 2026 and December 31, 2025, the total outstanding balance of the Sponsor Promissory Note and Second Sponsor Promissory Note is $2,164,867 and $2,124,867, respectively.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement and for the year ended December 31, 2024, recorded a compensation expense of $158,875. No additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated.

On December 31, 2025, the independent contractor agreement was terminated and, accordingly, the monthly consulting fee of $12,500 ceased effective as of that date. As a result, the Company did not incur any consulting fee expense related to this arrangement subsequent to December 31, 2025.

Securities Transfer Agreement

On May 22, 2024, the Sponsor and a third party (the “Recipient”) entered into a Securities Transfer Agreement, whereby the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient as compensation for the provisioning of advisory service rendered to the SPAC. No compensation expense was recorded for the three months ended March 31, 2026 or 2025, as the Recipient did not start providing advisory services and therefore the award has not vested.

On June 30, 2024, the Sponsor and the Recipient entered into an amendment to the Securities Transfer Agreement (the “Amended Securities Transfer Agreement”). Pursuant to the Amended Securities Transfer Agreement, the Sponsor will transfer 138,000 Founders Shares and 62,000 warrant to the Recipient upon successfully closing any business combination transaction involving the Company. In addition, the Recipient’s compensation would be in exchange for providing advisory services to the Sponsor. No compensation expense in respect of this arrangement was recorded for the three months ended March 31, 2026 or 2025, as the performance condition had not been met; the related expense will be recognized upon satisfaction of all conditions necessary to consummate the Business Combination.

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

MARCH 31, 2026

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

Standby Equity Purchase Agreement

On November 7, 2025, Pubco, Tactical and Yorkville entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the SEPA, Yorkville will open a standby equity line for Pubco in the aggregate principal amount of up to $100,000,000. Additionally, Yorkville will advance $7,500,000 to Pubco in the form of a pre-paid advance evidenced by a convertible promissory note on the closing of the Business Combination, and another $2,500,000 to Pubco in the form of a second pre-paid advance with an equivalent note that is not convertible on the date the initial registration statement on form F-1, filed pursuant to the Registration Rights Agreement in connection with the SEPA, becomes effective. In addition, $30,000,000 may be available to Pubco in the form of a third pre-paid advance with an equivalent convertible note at such time as agreed to by the Yorkville and Pubco (collectively, the “Yorkville Financing”). Each of the pre-paid advances is subject to an original issue discount, and further advances under the standby equity line are subject to conditions specified in the SEPA. The SEPA expires on the earlier of 36 months or use of all $100,000,000. The Company evaluated the advances under applicable accounting guidance and concluded that the instruments represent freestanding equity-linked financial instruments that are not eligible for equity classification due to contractual delivery limitations that may restrict the number of shares deliverable to the investor. Accordingly, the advances will be accounted for as derivative liabilities, measured at fair value with changes in fair value recognized in earnings. No advances were outstanding as of March 31, 2026 and December 31, 2025.

In addition, on November 7, 2025, the Sponsor entered into an Expenses Payment Agreement with the investor pursuant to which the Sponsor agreed to transfer 1,000,000 Class B ordinary shares to the investor to facilitate the payment of up to $7.0 million of certain expenses related to the SEPA and the business combination. The Company determined that this arrangement represents the settlement of its obligations by a principal stockholder and, in accordance with applicable guidance, records the related expenses with a corresponding credit to additional paid-in capital. As of March 31, 2026 and December 31, 2025, no expenses related to the SEPA had been incurred.

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Risks and Uncertainties

Ongoing global conflicts, including the war in Ukraine and the Russian sanctions, the Israel-Hamas war, and the conflict in Iran, continue to create significant geopolitical and economic uncertainty. The Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected by these uncertainties. In addition, the Company’s ability to operate following the contemplated business combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. Also, the Company is currently in discussions with Nasdaq to have the Pubco Common Shares accepted for listing on Nasdaq, which is a condition to the obligations of each party to consummate the Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the provisions of the OBBBA and determined that adoption of the new law did not have a material impact on its unaudited condensed financial statements or related disclosures.

NOTE 7. WARRANTS

As of March 31, 2026 and December 31, 2025, there were 2,354,166 Founder Warrants, 288,333 Private Placement Warrants, and 9,416,666 Public Warrants outstanding. The exercise price of all warrants noted is $11.50.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value at issuance. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units in the Initial Public Offering equal to its fair value. The Private Placement Warrants were allocated a portion of the proceeds from the issuance of the Private Placement Units equal to its fair value. The warrant liabilities are subject to re-measurement at each condensed balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each condensed balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 907,486 Class A ordinary shares issued and outstanding, including 42,486 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 7,062,500 Class B ordinary shares issued and outstanding.

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

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Cash held in Trust Account:
Interest-bearing demand deposit	$497,828	$497,828	$—	$—
Liabilities
Warrant liability – Founder Warrants	$390,792	$—	$—	$390,792
Warrant liability – Private Placement Warrants	$47,863	$—	$—	$47,863
Warrant liability – Public Warrants	$1,516,084	$—	$1,516,084	$—
December 31, 2025
Assets
Cash held in Trust Account:
Interest-bearing demand deposit	$494,421	$494,421	$—	$—
Liabilities
Warrant liability – Founder Warrants	$1,337,166	$—	$—	$1,337,166
Warrant liability – Private Placement Warrants	$163,774	$—	$—	$163,774
Warrant liability – Public Warrants	$5,085,000	$—	$5,085,000	$—

The measurement of the Public Warrants as of March 31, 2026 and December 31, 2025 is classified as Level 2 due to insufficient trading activity. The fair value of the Public Warrants was $0.16 and $0.54 per warrant as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company utilized a Black-Scholes Option Pricing model for the valuation of the Founder Warrants and Private Placement Warrants. The fair value of the Founder Warrants and Private Placement Warrants was $0.166 and $0.57 per warrant as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Founder Warrants and Private Placement Warrants are classified as Level 3 due to the use of a Black-Scholes Option Pricing model.

The following table provides quantitative information regarding the warrant liability Level 3 fair value measurements:

	March 31,	December 31,
	2026	2025
Trading stock price	$11.72	$11.64
Exercise price	$11.50	$11.50
Expected term (in years)	5.16	5.13
Volatility	10.0%	12.5%
Risk-free rate	3.86%	3.68%
Market adjustment	6.6%	22.4%
Estimated merger date	May 29, 2026	February 15, 2026

The following table presents changes in fair value of the Level 3 warrant liabilities :

	Founder	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2025	$1,337,166	$163,774	$1,500,940
Change in fair value	(946,374)	(115,911)	(1,062,285)
Fair value as of March 31, 2026	$390,792	$47,863	$438,655

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

	Founder	Private	Total
	Warrant	Warrant	Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2024	$423,750	$51,900	$475,650
Change in fair value	(7,062)	(865)	(7,928)
Fair value as of March 31, 2025	$416,687	$51,035	$467,723

For the three months ended March 31, 2026, the Company recognized a gain of $4,631,201 on the changes in the fair value of warrant liabilities in the statements of operations. For the three months ended March 31, 2025, the Company recognized a gain of $102,094 on the changes in the fair value of warrant liabilities in the statements of operations.

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Trust Account	$497,828	$494,421
Cash	$438	$49,870

PLUM ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$237,912	$532,731
Interest and dividend income on cash held in Trust Account	$3,407	$66,097

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

On April 2, 2026 and April 24, 2026, the Company drew $30,000 and $100,000, respectively, under the Sponsor Promissory Note.

Asset Purchase Agreement

On April 7, 2026, PubCo, Sierra Blanca Quarry, LLC, a limited liability company existing under the laws of the State of Texas (“Seller”), and Tactical (or “Buyer”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Buyer will purchase approximately 1.5 million tons of processed tailings from Seller, and PubCo will issue, on behalf of Buyer, approximately 3,000,000 shares of common stock of PubCo (the “Stock Consideration”) to Seller at the closing of the transactions contemplated by the Asset Purchase Agreement. Closing under the Asset Purchase Agreement is subject to, among other customary conditions, the closing of the previously announced business combination among the Company, Tactical and PubCo.

Additionally, pursuant to the Asset Purchase Agreement, after the closing date thereunder, PubCo will file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-3 or F-3 (or, if PubCo is not then eligible, on Form S-1 or Form F-1) covering the resale by Seller of the Stock Consideration in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of the Stock Consideration.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2026 and December 31, 2025, we held cash of $438 and $49,870, respectively, current liabilities of $6,212,409 and $6,025,804, respectively. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

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

To cover these monthly payments and other associated operating expenses, on January 3, 2024, the Company, the Sponsor and Palmeira Investment Limited (the “Investor”) entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement. Subsequent thereto, the Investor funded an additional $500,000, for aggregate proceeds of $750,000. Additional amounts may be funded at the discretion of the Sponsor pursuant to the terms of the Subscription Agreement. At the closing of the Company’s Initial Business Combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its ordinary share to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s Initial Business Combination does not occur, the Sponsor will not forfeit any shares.

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

On March 18, 2025, April 28, 2025, June 4, 2025, September 29, 2025, December 15, 2025 and February 11, 2026, the Sponsor loaned $250,000, $100,000, $270,000, $100,000, $100,000 and $40,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of March 31, 2026 and December 31, 2025 was $2,064,867 and 2,024,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draws of $1,596,000.

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

The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of March 31, 2026 was $2,064,867 and $100,000, respectively. The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of December 31, 2025 was $2,024,867 and $100,000, respectively.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the years ended December 31, 2025 and 2024 were organizational activities, identifying a target company for a business combination, entering into a definitive business combination agreement, and taking steps to complete an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination and currently generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For a discussion of 2025, please refer to the Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026.

For the three months ended March 31, 2026, we recorded net income of $4,396,696, which resulted from gain on the changes in fair value of $4,631,201 and interest and dividend income on cash held in the Trust Account of $3,407, partially offset by general and administrative expenses of $237,912.

For the three months ended March 31, 2025, we recorded net loss of $364,540, which resulted from general and administrative expenses of $532,731, partially offset by a gain on the changes in fair value of warrant liability of $102,094 and interest and dividend income on investments held in the Trust Account of $66,097.

Liquidity, Going Concern and Capital Resources

For the three months ended March 31, 2026, net cash used in operating activities was $89,432, primarily due to the Company’s general and administrative expenses, partially offset by a favorable non-cash change in working capital.

For the three months ended March 31, 2025, net cash used in operating activities was $285,965, primarily due to the Company’s general and administrative expenses, partially offset by a favorable non-cash change in working capital.

For the three months ended March 31, 2026, net cash provided by investing activities was $0.

For the three months ended March 31, 2025, net cash provided by investing activities was $23,977,494, which was primarily due to cash withdrawn from the Trust Account to pay redeeming shareholders of $23,975,464 and due from Tactical of $19,530, partially offset by due from Merger Co of $17,500.

For the three months ended March 31, 2026, net cash provided by financing activities was $40,000, which was primarily due to proceeds from Sponsor Promissory Notes (as defined in Note 5) of $40,000.

For the three months ended March 31, 2025, net cash used in financing activities was $23,625,464, which was due to payments of cash to redeeming shareholders of $23,975,464, partially offset by proceeds from promissory notes of $350,000.

As of March 31, 2026 and December 31, 2025, we had cash of $438 and $49,870, respectively, held outside the Trust Account.

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

We have incurred and expect to continue to incur significant costs in pursuit of our Initial Business Combination. As such, we have insufficient funds available to operate our business for the next 12 months from the date of these unaudited condensed financial statements. If we do not complete a business combination, we have insufficient funds available to operate our business beyond the next 12 months. Moreover, we will need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

 As of March 31, 2026, we had $438 in cash held outside of the Trust Account and working capital deficit of $6,178,846, which is not be sufficient for us to operate for at least the next 12 months from the issuance of these unaudited condensed financial statements. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required under the Working Capital Loans. There is no assurance that our attempts to find a partner for an Initial Business Combination will be successful or successful within the Second Combination Period or that the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required under the Working Capital Loans (as defined in Note 5 of the accompanying unaudited condensed financial statements).

The Company has until July 30, 2026 to complete an Initial Business Combination. If an Initial Business Combination is not consummated by July 30, 2026 there will be a mandatory liquidation and subsequent dissolution of the Company unless our date to consummate an Initial Business Combination is further extended.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements- Going Concern, management has determined the factors disclosed above including the July 30, 2026 Second Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date its unaudited condensed financial statements for the three months ended March 31, 2026 are filed. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

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

Subscription and Sponsor Promissory Note Agreement

On January 3, 2024, the Company, the Sponsor and Investor entered into a Subscription Agreement, pursuant to which the Sponsor may raise up to $1,500,000 from the Investor to fund extension payments to the Trust Account and working capital for the Company, including $250,000 upon the execution of the Subscription Agreement. Subsequent thereto, the Investor funded an additional $500,000, for aggregate proceeds of $750,000. Additional amounts may be funded at the discretion of the Sponsor pursuant to the terms of the Subscription Agreement. At the closing of the Company’s Initial Business Combination, the Sponsor will forfeit 0.85 Class B shares, and the Company will issue an equal number of shares of its common stock to the Investor, for each dollar funded by the Investor pursuant to the Subscription Agreement. If the Company’s Initial Business Combination does not occur, the Sponsor will not forfeit any shares.

As of March 31, 2026, the Sponsor had entered into a series of agreements with various subscribers (the “Subscribers”) which resulted in raising $1,375,000. Under the terms of the agreement the Subscribers agreed to subscribe to a portion of the Sponsor’s Class B Ordinary Shares on a contingent basis in order to allow the Sponsor to fund such working capital to the Company. Pursuant to the agreement, at the closing of a business combination by the Company, upon election by the Sponsor, the Shares will be transferred to the Subscribers. There will be no accounting impact to the Company as a result of the sale of Sponsor’s Class B Ordinary Shares to Subscribers.

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

On March 18, 2025, April 28, 2025, June 4, 2025, September 29, 2025, December 15, 2025 and February 11, 2026, the Sponsor loaned $250,000, $100,000, $270,000, $100,000, $100,000 and $40,000, respectively, to the Company pursuant to the Sponsor Promissory Note. The outstanding balance under the Sponsor Promissory Note as of March 31, 2026 and December 31, 2025 was $2,064,867 and $2,024,867, respectively. This balance includes deposits made into the Trust Account by the Sponsor of $112,500 each on January 9, 2024 and January 24, 2024, payments made by the Sponsor on behalf of the Company totaling $243,867, and total draws of $1,596,000.

On January 23, 2025, the Company entered into a promissory note with the Sponsor (the “Second Sponsor Promissory Note”), pursuant to which the Sponsor loaned $100,000 to the Company. The Second Sponsor Promissory Note bears no interest. The principal amount is to be repaid at the earlier of (i) the consummation of the Business Combination, (ii) the date of liquidation, or (iii) 90 calendar days after entering into the promissory note. On May 6, 2025, the Second Sponsor Promissory Note was amended to extend the maturity date by an additional 180 calendar days, resulting in a new expiration date 270 calendar days from the original issuance or October 20, 2025. On March 30, 2026, the Second Promissory Note was further amended to extend the maturity date to July 31, 2026. If the Company does not consummate the Business Combination or there is a liquidation, the Second Sponsor Promissory Note will not be repaid and the principal amount will be forgiven, except to the extent there are funds available to the Company outside of the Trust Account to make repayment. As of March 31, 2026 and December 31, 2025, the total outstanding balance of the Sponsor Promissory Note and Second Sponsor Promissory Note is $2,164,867 and $2,124,867, respectively.

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

On June 30, 2024, the Sponsor entered into an amendment to the independent contractor agreement. In connection with the amendment, the Sponsor will now assign and transfer all 365,000 Founder Shares and 175,000 Founder Warrants only upon the closing of an Initial Business Combination, and the 165,000 Founder Shares are no longer subject to forfeiture based upon cash compensation paid. As such, the Company determined that this was a modification to the original agreement and for the year ended December 31, 2024, recorded a compensation expense of $158,875. No additional compensation will be recorded for the transfer of the shares until an Initial Business Combination has been consummated.

On December 31, 2025, the independent contractor agreement was terminated and, accordingly, the monthly consulting fee of $12,500 ceased effective as of that date. As a result, the Company did not incur any consulting fee expense related to this arrangement subsequent to December 31, 2025.

Standby Equity Purchase Agreement

On November 7, 2025, Pubco, Tactical and Yorkville entered into a standby equity purchase agreement (the “SEPA”) and a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the SEPA, Yorkville will open a standby equity line for Pubco in the aggregate principal amount of up to $100,000,000. Additionally, Yorkville will advance $7,500,000 to Pubco in the form of a pre-paid advance evidenced by a convertible promissory note on the closing of the Business Combination, and another $2,500,000 to Pubco in the form of a second pre-paid advance with an equivalent note that is not convertible on the date the initial registration statement on form F-1, filed pursuant to the Registration Rights Agreement in connection with the SEPA, becomes effective. In addition, $30,000,000 may be available to Pubco in the form of a third pre-paid advance with an equivalent convertible note at such time as agreed to by the Yorkville and Pubco (collectively, the “Yorkville Financing”). Each of the pre-paid advances is subject to an original issue discount, and further advances under the standby equity line are subject to conditions specified in the SEPA. The SEPA expires on the earlier of 36 months or use of all $100,000,000. The Company evaluated the advances under applicable accounting guidance and concluded that the instruments represent freestanding equity-linked financial instruments that are not eligible for equity classification due to contractual delivery limitations that may restrict the number of shares deliverable to the investor. Accordingly, the advances will be accounted for as derivative liabilities, measured at fair value with changes in fair value recognized in earnings. No advances were outstanding as of March 31, 2026 and December 31, 2025.

In addition, on November 7, 2025, the Sponsor entered into an Expenses Payment Agreement with the investor pursuant to which the Sponsor agreed to transfer 1,000,000 Class B ordinary shares to the investor to facilitate the payment of up to $7.0 million of certain expenses related to the SEPA and the business combination. The Company determined that this arrangement represents the settlement of its obligations by a principal stockholder and, in accordance with applicable guidance, records the related expenses with a corresponding credit to additional paid-in capital. As of March 31, 2026 and December 31, 2025, no expenses related to the SEPA had been incurred.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the income (loss) per share calculation allocates income (loss) shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. We have not considered the effect of the warrants sold in the IPO, Private Placement, warrants included in the founder units issued to our Original Sponsor to purchase an aggregate of 12,059,165 shares, or the effects of the 1,376,578 warrants that would be issuable upon conversion of the Subscription Agreement (as defined in Note 5 of the accompanying unaudited condensed financial statements) in the calculation of diluted income (loss) per share, because the exercise of the warrants are contingent upon the occurrence of future events. The Private Placement Shares (as defined in Note 4 of the accompanying unaudited condensed financial statements) that may be issued upon conversion of the Working Capital Loan are issuable at the option of the holder.

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

Working Capital Loan and Sponsor Promissory Notes

We account for the Working Capital Loan (as defined in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We have made the election under ASC 815-15-25 to account for the Working Capital Loan under the fair value option. The aggregate fair value of the Working Capital Loan upon issuance was $219,441. The aggregate fair value of the Working Capital Loan was $123,500 upon forgiveness. The Working Capital Loan was forgiven by the Sponsor on December 27, 2023. We account for the Sponsor Promissory Note and Second Sponsor Promissory Note (as defined in Note 5) within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Sponsor Promissory Note and Second Sponsor Promissory Note is de minimis. The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of March 31, 2026 was $2,064,867 and $100,000, respectively.  The outstanding balance under the Sponsor Promissory Note and Second Sponsor Promissory Note as of December 31, 2025 was $2,024,867 and $100,000, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants (as defined in Note 3) was estimated using a binomial/lattice model and the initial and subsequent fair value of the Founder Warrants (as defined in Note 5) and Private Placement Warrants (as defined in Note 4) was estimated using a Black-Scholes Option Pricing Model (see Note 9). The Company determined the valuation of the Public Warrants using a Monte Carlo simulation model. The valuation of the Private Warrants slightly differed, as it was derived using the Black-Scholes option pricing model (see Note 9).

Critical Accounting Estimates

Our unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our most critical accounting estimate includes the valuation of the convertible note and the valuation of the Public and Private Placement Warrants.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company identified a material weakness in internal controls related to the compliance with an agreement we entered during the fiscal year ended December 31, 2023, and the recording of necessary accruals in relation to that agreement. Additionally, the Company identified a material weakness in internal controls in relation to proper recording of accruals and stock-based compensation during the fiscal year ended December 31, 2024. During the period ended March 31, 2026, the Company also identified a material weakness related to the evaluation and measurement of the fair value of warrant liabilities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of March 31, 2026, due to the existence of the material weakness noted above.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Plum Acquisition Corp. III

Date: May 20, 2026	By:	/s/ Kanishka Roy
Kanishka Roy
Chief Executive Officer

Plum Acquisition Corp. III

Date: May 20, 2026	By:	/s/ Steven Handwerker
Steven Handwerker
Chief Financial Officer